Form 10-Q
period 1999-06-30
CALIFORNIA SOFTWARE CORP
filed 1999-08-25
CIK 1077913

California Software Corporation

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

California Software Corporation

BALANCE SHEET

AS AT

March 31, 1999 and June 30, 1999

	June 30 1999	March 31 1999
ASSETS
CURRENT ASSETS
Cash	$371,379.89	$267,953.00
Accounts Receivable (Net of Reserves)	$1,919,504.44	$1,288,430.00
Inventory on Consignment	$145,216.50	$66,926.00
Inventory (Net of Reserves)	$106,883.25	$110,095.00
Other Current Assets	$21,132.00	$22,004.00
Deferred Taxes	$636.00	$22,088.00
Total Current Assets	$2,564,752.08	$1,777,496.00
PROPERTY AND EQUIPMENT
Construction in Progress	$3,720.75	$0.00
Furniture, Fixtures, and Equipment (Net of Depreciation)	$43,057.37	$52,401.00
Leasehold Improvements (Net of Amortization)	$8,271.30	$9,925.00
Total Property and Equipment	$55,049.42	$62,326.00

OTHER ASSETS
Organization Costs (Net of Amortization)	$306.00	$324.00
Non-Competition Agreement (Net of Amortization)	$297,000.00	$313,500.00
Acquired Technology (Net of Amortization)	$310,500.00	$327,750.00
Deferred Tax Benefits	$243,193.00	$243,193.00
Goodwill	$345,953.00	$365,173.00
Total Other Assets	$1,196,952.00	$1,249,940.00
TOTAL ASSETS	$3,816,753.50	$3,089,762.00

California Software Corporation

BALANCE SHEET

AS AT

March 31, 1999 and June 30, 1999

(continued)

	June 30 1999	March 31 1999
LIABILITIES AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$320,946.87	$377,685.00
Federal Payroll Taxes Payable	$9,310.10	$20,565.00
Other Taxes Payable	$14,395.37	$10,884.00
Other Current Liabilities	$26,966.36	$29,029.00
Employee Benefits Payable	$139,520.93	$100,168.00
Accrued Sales Commission	($16,912.00)	$9,373.00
Deferred Income	$67,020.00	$67,020.00
Total Current Liabilities	$561,247.63	$614,724.00

LONG-TERM LIABILITIES
Current Portion - Long-term Liabilities	($515.17)	$0.00
Convertible Note Payable	$2,250,000.00	$2,250,000.00
Other Long-Term Liabilities	$6,949.73	$39,496.00
Total Long-Term Liabilities	$2,256,434.56	$2,289,496.00

CAPITAL
Common Stock	$3,271.00	$3,271.00
Additional Paid In Capital	$32,449.00	$32,449.00
Retained Earnings (Deficit)	$963,351.31	$149,822.00
Total Capital	$999,071.31	$185,542.00
TOTAL LIABILITIES AND CAPITAL	$3,816,753.50	$3,089,762.00

California Software Corporation

STATEMENT OF OPERATIONS
for the Three Months
Ended June 30, 1999 and March 31, 1999

	Three Months Ending June 30, 1999	Three Months Ending March 31, 1999
REVENUE
Net Sales	$1,493,795.62	$823,937.00
Cost of Goods Sold	$7,572.72	$10,014.00
Gross Profit	$1,486,222.90	$813,923.00

COSTS AND EXPENSES
Selling, General and Administrative	$619,705.59	$591,130.00
Amortization of Intangible Assets	$52,988.00	$52,988.00
Total Costs and Expenses	$672,693.59	$644,118.00
Net Ordinary Income (Loss) before Income Taxes	$813,529.31	$169,805.00
Provision for Income Tax	$ -	$ -
Net Ordinary Income (Loss) after Income Taxes	$813,529.31	$169,805.00
Weighted average number of common shares outstanding	3,270,900	3,270,900

Net Ordinary Income Per Share	$0.25	$0.05

California Software Corporation

STATEMENT OF CASH FLOWS
for the Three Months
Ended June 30, 1999 and March 31, 1999

	Three Months Ending June 30, 1999	Three Months Ending March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$813,529.21	$444,072.00
Interest Received	$0.00	$0.00
Cash provided by Operating Activities	$813,529.21	$444,072.00

Cash paid to suppliers and employees	($674,384.59)	($533,852.00)
Interest paid	$0.00	$0.00
Income taxes paid	$0.00	$0.00
Cash disbursed for Operating Activities	($674,384.59)	($533,852.00)
Net Cash Flow provided by Operating Activities	$139,144.62	($89,780.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	($6,173.14)	$0.00
Net Cash Flow used by Investing Activities	($6,173.14)	$0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long Term Obligations	($29,544.59)	$0.00
Net Cash Flow used by Financing Activities	($29,544.59)	$0.00

Cash balance at the beginning of period	$267,953.00	$357,733.00
Net increase (decrease) in cash	$103,426.89	($89,780.00)
Cash balance at the end of period	$371,379.89	$267,953.00

NOTES TO FINANCIAL STATEMENTS

June 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized October 28, 1998 (Date of Inception) under the laws of the State of Nevada, as California Software Corporation (the Company).

On October 31, 1998, the Company issued 2,700,000 Shares of its $0.001 par value common stock for $7,175 to the two founding shareholders. The consideration paid for the common stock represents $2,800 deposited into the Company's new bank account and the subsequent cancellation of a loan owed by the Company. The canceled loan was owed to the two founding shareholders for corporate consulting and incorporation costs paid for by these shareholders on behalf of the Company in the amount of $4,375.

On November 16, 1998, the Company completed a public offering that was exempt from federal regulation pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 570,900 shares of Common Stock as a price of $.05 per share for a total amount raised of $28,545.

On January 12, 1999, the Company effectuated the asset purchase of California Software Products, Inc. (CSPI), a California corporation. The Company completed the acquisition of $1,628,068 worth of assets and $702,742 of liabilities from California Software Products Inc.- a California company in a similar line of business as the Company - in exchange for a convertible note in the principal sum of $2,250,000 - convertible into Common Shares of the Company once the Company is trading on the OTC-BB or a similar market and based on the trading price sixty (60) days following the first day of trading of the Company's shares on a recognized public exchange with a minimum conversion rate of $1.50 per share.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization, $360, is being amortized over a period of 60 months (October 28, 1998 through October 27, 2003).

3. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The Company acquired goodwill in the amount of $384,393 as a result of the Asset Purchase Agreement of January 12, 1999. Management of the Company has chosen to amortize this goodwill over a period of 5 years using the straight-line method. Goodwill impairment will be recognized when incurred or acquired.

6. The convertible note associated with the Asset Purchase Agreement may effect future earnings per share. It is undetermined at this time as to whether there will be a dilutive or anti-dilutive effect on earnings per share. This shall be determined when the conversion conditions are met.

7. The fiscal year of the Company ends on December 31st.

8. The statement of cash flows was prepared per SFAS 95.

9. Accounts receivable and Inventory are reported net of reserves. The Company reports inventory using the cost basis pricing method. The Company has Reserve for Returned Products in the amount of $1,439,847 and Inventory Reserve in the amount of $1,001.

10. The Company reports Research and Development costs as incurred for each period an income statement is issued.

11. The Company reports tax expense and deferrals as incurred for each period an income statement is issued.

12. The Company is accounting for the Assets Purchase Agreement as a business combination using the purchase method of accounting per APB 16.

13. The Company reports its property and equipment at cost.

14. The Company uses the accrual basis of accounting for revenue recognition, recording revenues when an exchange has taken place.

15. Other identifiable assets from the Asset Purchase Agreement include a non-competition agreement at $330,000. This asset will be depreciated on the straight-line basis over a period of 60 months from January 13, 1999 to January 12, 2004, the period of the non-compete agreement. Acquired technology includes the computer hardware components and software. This asset has been valued at $345,000 and will be depreciated over the 60 months, the estimated useful life of the technology. These values were determined by management. Deferred tax benefits were determined at the statutory rate. Current deferred tax benefits recorded are $22,088. Non-current deferred tax benefits recorded are $243,193.

16. The Company has commenced operations and will not be considered a Development Stage Company for the fiscal year ended December 31, 1999. The Company was a Development Stage Company in prior periods. Comparative financial statements for prior years will be presented in the fiscal year reports.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the Asset Purchase Agreement of January 12, 1999, the Company has continuing contracts which provide a revenue stream. Based on current activity levels for operations, the Company estimates its operating funds requirement for the twelve months ending June 30, 2000 to be $2,259,500.00. Sources for these funds will be operations. Based on current levels for operations, funds provided by operations for the twelve months ending June 30, 2000 are estimated to be $3,055,120.00

NOTE 4 - RELATED PARTY TRANSACTION

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

There is convertible debt of $2,250,000 which may be converted after the stock of the Company trades for sixty days on a recognized public exchange with a minimum conversion rate of $1.50 per share. There are no shares of stock reserved for payment of the note. The note may only be exchanged for common stock of the Company and the convertible debt is secured by the assets purchased from California Software Products, Inc.

NOTE 6 - LONG TERM OBLIGATIONS

The Company has long term separation agreements.

	Total Debt as at 12/31/97	Monthly Payment	As at 12/31/97	As at 12/31/98	As at 6/30/99	As at 12/31/99	As at 12/31/00
Robert Way Termination	$2,337.00	$194.75	$2,142.25	$194.75	$0.00	$0.00	$0.00
Liz Richell	$58,237.05	$3,054.86	$36,853.03	$21,384.02	$3,054.86	$0.00	$0.00
Peter Warkenton	$45,961.95	$2,337.06	$28,044.72	$17,917.23	$3,894.87	$0.00	$0.00
Total	$106,536.00	$5,586.67	$106,536.00	$39,496.00	$6,949.73	$0.00	$0.00

The Company assumed a three-year lease agreement with Rayson, Inc. ending September 30, 2000. The monthly rent is $7,228.20 from May 15, 1998 to September 30, 1999 and will increase to $7,572.40 for the period October 1, 1999 to September 30, 2000. The total office rent for the period January 1, 1999 to March 31, 1999 was $21,684.00.

Item 2. Management's Discussion and Analysis of Operation

A. The Company's Predecessor, California Software Products, Inc.

California Software Products, Inc. (CSPI) was founded in 1975 and incorporated in California for the purpose of writing programs for mainframe manufacturers. In 1980, the company was approached by the PC Division of IBM to write a program that would compile System/32 software to run on a personal computer. Development continued throughout the eighties adding new features and updating current programs as IBM introduced newer computer systems. When the PC Division was disbanded and the AS/400 Division chose not to continue the relationship, CSPI continued to improve these products on its own. The company had excellent technical resources, but management did not understand the marketplace and thus began a gradual decline in revenues and profits. In late 1996 a new management team headed by Bruce Acacio and Carol Conway took over the company bringing their extensive knowledge of turnaround strategies and marketing. The first order of business for the new team was to restructure the company through immediate cost-cutting measures to make it profitable. Due to an unresolved conflict with a major creditor, the team filed for Chapter 11 protection under Federal Bankruptcy law in January of 1997. The Plan put forward by management was approved in October of 1997 and California Software Products, Inc. finished 1997 profitably, its first profitable year since 1988. 1998 revenues have grown by nearly 60% over 1997 and gross profits are higher.

Compensation as paid by California Software Products, Inc. (CSPI) for Bruce Acacio and Carol Conway increased during the period from January 1997 through January 1999. These increases were substantially due to a determination by the board of directors that the additional efforts of both individuals in facilitating the asset purchase and restructuring of operations as well as the additional work efforts required of each, warranted a commensurate increase in wages. In January 1997 Bruce Acacio and Carol Conway were each compensated at an annual rate of $100,000. This increased to $120,000 in October 1997 pursuant to the Chapter 11 reorganization plan. In January 1999 remuneration levels increased to $180,000 for Bruce Acacio and $150,000 for Carol Conway. On January 15, 1999 California Software Corporation (CSC) replaced CSPI as the employer of record and began compensating both employees.

B. Management's Plan of Operation

In its initial approximately eight-month operating period ended June 30, 1999, the Company generated net income of $963,357 for sales of products and services. On October 31, 1998, founding shareholders purchased 2,700,000 shares of the Company's authorized treasury stock for cash. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, on December 7, 1998, the Company completed an offering of five-hundred-seventy thousand and nine-hundred (570,900) shares of the Common Stock of the Company to approximately forty-five (45) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has three million two-hundred-seventy thousand nine-hundred (3,270,900) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately forty-seven (47) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in this offering delineated above in addition to the cash flow and earnings from current operations will be sufficient to provide the Company's capital needs for the foreseeable future.

In addition, management believes the need for additional capital going forward will be met from ongoing revenues and earnings generated from the assets and contracts the Company purchased via an Asset Purchase Agreement with California Software Products, Inc. - a California Company in a similar line of business as the Company as much as from cash flow and earnings from present and future operations. On January 12, 1999, the Company completed an acquisition of approximately $1,628,068 worth of assets and $702,742 of liabilities from California Software Products, Inc. - a California company - in exchange for a convertible note in the principal sum of $2,250,000, convertible into Common Shares of the Company once the Company is trading on the OTC-BB(R) or a similar market and based upon the Company's trading price sixty (60) days following the first day of trading of the Company's Shares on a recognized public exchange with a minimum exchange rate of $1.50 per share. Assuming the Company makes no further acquisitions of assets or capital stock of similar companies, management believes the Company will not need to raise additional equity funds to meet its cash requirements.

The Company's continued revenue generation is primarily dependent upon the Company's ability to effectively and efficiently provide software and programming products and services to businesses. The Company designates as its priorities for the first twelve months of operations as developing and emphasizing its platform-migration software products to establish its business in the software and technology market. The Company's primary interest is the design of PC based software solutions to enable users to preserve their investment in existing legacy applications, reduce hardware and operating costs, and, in most cases, significantly improve system response times. The Company currently supports its products with a team of technical experts that can assist clients in a smooth migration to the PC environment. Management believes its technical support team and implementation consultants are well equipped to support IBM midrange, PC, connectivity hardware, and operating system environments.

Realization of significant sales of the Company's products and services throughout the rest of the fiscal year ending December 31, 1999 is vital to its plan of operations. To this end, management is currently emphasizing distribution of its platform-migration software through a direct sales force, as well as through independent distributors. The Company may also seek to enter into strategic relationships with major hardware system vendors as well as international systems integrators. The Company believes that a multi-channel distribution strategy will enable it to effectively market its products and services to a wide range of potential customers.

The Company anticipates that the long-term success of its product offering will require further product development. The Company expects to continually evaluate its products to determine what additional products or enhancements the marketplace requires. The Company plans to develop and enhance its products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the time and expense involved in developing products.

The Company has incurred $23,200 in research and development costs from October 28, 1998 (date of inception) through June 30, 1999. The Company based on expenditures to June 30, 1999 estimates its fiscal year and calendar year December 31, 1999, Research and Development expenses to be $100,000. The cost of such activities is not expected to be borne by the Company's customers.

The Company currently does not expect to purchase or sell any of its facilities or equipment.

Management does not anticipate any significant changes in the number of employees.

C. Segment Data

In the quarter ending June 30, 1999, sales revenue has been generated by the Company. A table showing percentage breakdown of revenue by business segment or product line is included.

	Segment Revenue	Percent of Total
Software Sales	$1,469,316	98.36%
Maintenance Income	11,900	0.80%
Shipping and Handling	12,580	0.84%
Total	$1,493,796	100.00%

PART II - OTHER INFORMATION

Item 6. Exhibits

See INDEX TO EXHIBITS.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

California Software Corporation

(Registrant)

Date: Wednesday, August 25, 1999

By:/s/Bruce Acacio

Bruce Acacio, Chairman of the Board, President and Chief Executive Officer

By:/s/Carol Conway

Carol Conway, Director, Vice President, CFO, Secretary/Treasurer

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
1.	Underwriting Agreement
Not applicable
2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession

(a) Asset Purchase Agreement with California Software Products, Inc. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) Amendment to Asset Purchase Agreement. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(c) Note. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed October 28, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted October 31, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
5.	Opinion on Legality
Not applicable
6.	No Exhibit Required
Not applicable
7.	Opinion on Liquidation Preference
Not applicable
8.	Opinion on Tax Matters
Not applicable
9.	Voting Trust Agreement and Amendments
Not applicable

10.	Material Contracts

(a) Assumption of Premise Lease dated September 25, 1997. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements
12.	No Exhibit Required
Not applicable
13.	Annual or Quarterly Reports - Form 10-Q
Not applicable
14.	Material Foreign Patents
None. Not applicable
15.	Letter on Unaudited Interim Financial Information
Not applicable
16.	Letter on Change in Certifying Accountant
Not applicable
17.	Letter on Director Resignation
Not applicable
18.	Letter on Change in Accounting Principles
Not applicable
19.	Reports Furnished to Security Holders
Not applicable
20.	Other Documents or Statements to Security Holders
None - Not applicable
21.	Subsidiaries of Small Business Issuer
None - Not applicable
22.	Published Report Regarding Matters Submitted to Vote of Security Holders
Not applicable
23.	Consent of Experts and Counsel
Not applicable
24.	Power of Attorney
Not applicable
25.	Statement of Eligibility of Trustee
Not applicable

26.	Invitations for Competitive Bids
Not applicable
27.	Financial Data Schedule
Financial Data Schedule of California Software Corporation ending June 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable