Form 10-Q/A
period 1999-06-30
CALIFORNIA SOFTWARE CORP
filed 1999-11-12
CIK 1077913

California Software Corporation

Quarterly Report

Period Ending June 30, 1999

-i-


PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

-ii-


California Software Corporation

BALANCE SHEET

AS AT

March 31, 1999 and June 30, 1999

	June 30, 1999	Predecessor Information June 30, 1998	March 31, 1999	Predecessor Information March 31, 1998
ASSETS
CURRENT ASSETS
Cash	$371,379.89	30,520.49	$267,953.00	49,029.00
Accounts Receivable (Net of Reserves)	$1,919,504.44	566,107.94	$1,288,430.00	423,781.00
Inventory on Consignment	$145,216.50	0.00	$66,926.00	0.00
Inventory (Net of Reserves)	$106,883.25	18,419.12	$110,095.00	9,883.00
Other Current Assets	$21,132.00	22,838.40	$22,004.00	18,585.00
Deferred Taxes	$636.00	636.00	$22,088.00	636.00
Total Current Assets	$2,564,752.08	638,521.95	$1,777,496.00	501,194.00
PROPERTY AND EQUIPMENT
Construction in Progress	$3,720.75	5,372.00	$0.00	0.00
Furniture, Fixtures, and Equipment (Net of Depreciation)	$43,057.37	64,751.71	$52,401.00	75,205.00
Leasehold Improvements (Net of Amortization)	$8,271.30	8,994.82	$9,925.00	9,385.00
Total Property and Equipment	$55,049.42	79,118.53	$62,326.00	84,590.00

OTHER ASSETS
Organization Costs (Net of Amortization)	$306.00	0.00	$324.00	0.00
Non-Competition Agreement (Net of Amortization)	$297,000.00	0.00	$313,500.00	0.00
Acquired Technology (Net of Amortization)	$310,500.00	0.00	$327,750.00	0.00
Deferred Tax Benefits	$243,193.00	0.00	$243,193.00	0.00
Note Receivable
	0.00	$965,970.00	0.00	965,970.00
Goodwill	$345,953.00	0.00	$365,173.00	0.00
Total Other Assets	$1,196,952.00	965,970.00	$1,249,940.00	965,970.00
TOTAL ASSETS	$3,816,753.50	1,683,610.48	$3,089,762.00	1,552,474.00

LIABILITIES AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$320,946.87	194,235.13	$377,685.00	178,199.00
Federal Payroll Taxes Payable	$9,310.10	19,512.61	$20,565.00	13,550.00
Other Taxes Payable	$14,395.37	7,256.17	$10,884.00	12,792.00
Other Current Liabilities	$26,966.36	451,366.24	$29,029.00	597,322.00
Employee Benefits Payable	$139,520.93	52,616.08	$100,168.00	52,980.00
Accrued Sales Commission	($16,912.00)	14,970.95	$9,373.00	17,975.00
Deferred Income	$67,020.00	67,020.00	$67,020.00	67,020.00
Total Current Liabilities	$561,247.63	806,977.18	$614,724.00	939,838.00

LONG-TERM LIABILITIES
Current Portion - Long-term Liabilities	$515.17	455,717.95	$0.00	455,717.95
Convertible Note Payable	$2,250,000.00	0.00	$2,250,000.00	0.00
Other Long-Term Liabilities	$6,949.73	455,717.95	$39,496.00	455,717.95
Total Long-Term Liabilities	$2,256,434.56	455,717.95	$2,289,496.00	455,717.95

CAPITAL
Common Stock	$3,271.00	1,144,445.00	$3,271.00	1,144,445.00
Additional Paid In Capital	$32,449.00	0.00	$32,449.00	0.00
Retained Earnings (Deficit)	$963,351.31	(723,529.55)	$149,822.00	(987,526.00)
Total Capital	$999,071.31	420,915.35	$185,542.00	156,918.00
TOTAL LIABILITIES AND CAPITAL	$3,816,753.50	1,683,610.48	$3,089,762.00	1,552,474.00

See accompanying notes to financial statements


California Software Corporation

STATEMENT OF OPERATIONS
for the Three Months
Ended June 30, 1999 and March 31, 1999

	Three Months Ending June 30, 1999	Predecessor Information Three Months Ending June 30, 1998	Three Months Ending March 31, 1999	Predecessor Information Three Months Ending March 31, 1998
REVENUE
Net Sales	$1,493,795.62	894,474.00	$823,937.00	482,477.00
Cost of Goods Sold	$7,572.72	84,569.00	$10,014.00	44,298.00
Gross Profit	$1,486,222.90	809,905.00	$813,923.00	438,179.00

COSTS AND EXPENSES
Selling, General and Administrative	$619,705.59	545,908.00	$591,130.00	324,916.00
Amortization of Intangible Assets	$52,988.00	0.00	$52,988.00	0.00
Total Costs and Expenses	$672,693.59	545,908.00	$644,118.00	324,916.00
Net Ordinary Income (Loss) before Income Taxes	$813,529.31	263,997.00	$169,805.00	113,263.00
Provision for Income Tax	$ -	$ -	$ -	$ -
Net Ordinary Income (Loss) after Income Taxes	$813,529.31	263,997.00	$169,805.00	113,263.00
Weighted average number of common shares outstanding	3,270,900	1,998,704	3,270,900	1,998,704

Net Ordinary Income Per Share	$0.25	$0.13	$0.05	$0.06

See accompanying notes to financial statements


California Software Corporation

STATEMENT OF CASH FLOWS
for the Three Months
Ended June 30, 1999 and March 31, 1999

	Three Months Ending June 30, 1999	Predecessor Information Three Months Ending June 30, 1998	Three Months Ending March 31, 1999	Predecessor Information Three Months Ending March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$813,529.21	739,180.18	$444,072.00	404,842.00
Interest Received	$0.00	0.00	$0.00	$0.00
Cash provided by Operating Activities	$813,529.21	739,180.18	$444,072.00	404,842.00

Cash paid to suppliers and employees	$674,384.59	751,616.86	$533,852.00	838,091.05
Interest paid	$0.00	0.00	$0.00	$0.00
Income taxes paid	$0.00	0.00	$0.00	$0.00
Cash disbursed for Operating Activities	$674,384.59	751,616.86	$533,852.00	838,091.05
Net Cash Flow provided by Operating Activities	$139,144.62	(12,437.00)	($89,780.00)	(433,249.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	$6,173.14	6,072.00	$0.00	979.24
Net Cash Flow used by Investing Activities	($6,173.14)	(6072.00)	$0.00	(979.24)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long Term Obligations	($29,544.59)	0.00	$0.00	0.00
Net Cash Flow used by Financing Activities	($29,544.59)	0.00	$0.00	455,717.95

Cash balance at the beginning of period	$267,953.00	49,029.00	$357,733.00	27,540.00
Net increase (decrease) in cash	$103,426.89	(18,509.00)	($89,780.00)	21,490.00
Cash balance at the end of period	$371,379.89	30,520.00	$267,953.00	$49,029.00

See accompanying notes to financial statements


California Software Corporation

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


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


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


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


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


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


PART II - OTHER INFORMATION

Item 6. Exhibits

See INDEX TO EXHIBITS.


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


PART III - INDEX TO EXHIBITS

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
