Form 10-Q/A
period 1999-06-30
CALIFORNIA SOFTWARE CORP
filed 1999-11-16
CIK 1077913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
California Software Corporation (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0408446 (I.R.S. Employer Identification No.)
2901 South Pullman Street, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)
(714)435-0900 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.: 3,270,900

California Software Corporation

Quarterly Report

Period Ending June 30, 1999

-i-

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

-ii-

California Software Corporation

BALANCE SHEET

AS AT

March 31, 1999 and June 30, 1999

	June 30, 1999	Predecessor Information June 30, 1998	March 31, 1999	Predecessor Information March 31, 1998
ASSETS
CURRENT ASSETS
Cash	$371,379.89	30,520.49	$267,953	49,029
Accounts Receivable (Net of Reserves)	$1,919,504.44	566,107.94	$1,288,430	423,781
Inventory on Consignment	$145,216.50	0	$66,926	0
Inventory (Net of Reserves)	$106,883.25	18,419.12	$110,095	9,883
Other Current Assets	$21,132	22,838.40	$22,004	18,585
Deferred Taxes	$636	636	$22,088	636
Total Current Assets	$2,564,752.08	638,521.95	$1,777,496	501,194
PROPERTY AND EQUIPMENT
Construction in Progress	$3,720.75	5,372	$0	0
Furniture, Fixtures, and Equipment (Net of Depreciation)	$43,057.37	64,751.71	$52,401	75,205
Leasehold Improvements (Net of Amortization)	$8,271.30	8,994.82	$9,925	9,385
Total Property and Equipment	$55,049.42	79,118.53	$62,326	84,590

OTHER ASSETS
Organization Costs (Net of Amortization)	$306	0	$324	0
Non-Competition Agreement (Net of Amortization)	$297,000	0	$313,500	0
Acquired Technology (Net of Amortization)	$310,500	0	$327,750	0
Deferred Tax Benefits	$243,193	0	$243,193	0
Note Receivable
	0	$965,970	0	965,970
Goodwill	$345,953	0	$365,173	0
Total Other Assets	$1,196,952	965,970	$1,249,940	965,970
TOTAL ASSETS	$3,816,753.50	1,683,610.48	$3,089,762	1,552,474

LIABILITIES AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$320,946.87	194,235.13	$377,685	178,199
Federal Payroll Taxes Payable	$9,310.10	19,512.61	$20,565	13,550
Other Taxes Payable	$14,395.37	7,256.17	$10,884	12,792
Other Current Liabilities	$26,966.36	451,366.24	$29,029	597,322
Employee Benefits Payable	$139,520.93	52,616.08	$100,168	52,980
Accrued Sales Commission	($16,912)	14,970.95	$9,373	17,975
Deferred Income	$67,020	67,020	$67,020	67,020
Total Current Liabilities	$561,247.63	806,977.18	$614,724	939,838

LONG-TERM LIABILITIES
Current Portion - Long-term Liabilities	$515.17	455,717.95	$0	455,717.95
Convertible Note Payable	$2,250,000	0	$2,250,000	0
Other Long-Term Liabilities	$6,949.73	455,717.95	$39,496	455,717.95
Total Long-Term Liabilities	$2,256,434.56	455,717.95	$2,289,496	455,717.95

CAPITAL
Common Stock	$3,271	1,144,445	$3,271	1,144,445
Additional Paid In Capital	$32,449	0	$32,449	0
Retained Earnings (Deficit)	$963,351.31	(723,529.55)	$149,822	(987,526)
Total Capital	$999,071.31	420,915.35	$185,542	156,918
TOTAL LIABILITIES AND CAPITAL	$3,816,753.50	1,683,610.48	$3,089,762	1,552,474

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF OPERATIONS
for the Three Months and Six Months
Ended June 30, 1999

	Three Months Ending June 30, 1999	Predecessor Information Three Months Ending June 30, 1998	Six Months Ending June 30, 1999	Predecessor Information Six Months Ending June 30, 1998
REVENUE
Net Sales	$1,493,795.62	894,474	2,317,733	1,376,951
Cost of Goods Sold	$7,572.72	84,569	17,587	128,867
Gross Profit	$1,486,222.90	809,905	2,300,146	1,248,084

COSTS AND EXPENSES
Selling, General and Administrative	$619,705.59	545,908	1,210,836	870,824
Amortization of Intangible Assets	$52,988	0	105,976	0
Total Costs and Expenses	$672,693.59	545,908	1,316,812	870,824
Net Ordinary Income (Loss) before Income Taxes	$813,529.31	263,997	983,334	377,260
Provision for Income Tax	$ -	$ -	$ -	$ -
Net Ordinary Income (Loss) after Income Taxes	$813,529.31	263,997	983,334	377,260
Weighted average number of common shares outstanding	3,270,900	1,998,704	3,270,900	1,998,704

Net Ordinary Income Per Share	$0.25	$0.13	$0.30	$0.19

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF CASH FLOWS
for the Three Months and Six Months
Ended June 30, 1999

	Three Months Ending June 30, 1999	Predecessor Information Three Months Ending June 30, 1998	Three Months Ending March 31, 1999	Predecessor Information Three Months Ending March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	$813,529.21	739,180.18	1,257,601	1,144,022
Interest Received	$0	0	0	0
Cash provided by Operating Activities	$813,529.21	739,180.18	1,257,601	1,144,022

Cash paid to suppliers and employees	$674,384.59	751,616.86	1,208,237	1,589,708
Interest paid	$0	0	0	0
Income taxes paid	$0	0	0	0
Cash disbursed for Operating Activities	$674,384.59	751,616.86	1,208,237	1,589,708
Net Cash Flow provided by Operating Activities	$139,144.62	(12,437)	49,365	(445,686)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	$6,173.14	6,072	6,173	7,051
Net Cash Flow used by Investing Activities	($6,173.14)	(6072)	(6,173)	(7,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Long Term Obligations	$29,544.59	0	29,545	0
Net Cash Flow used by Financing Activities	($29,544.59)	0	(29,545)	455,718

Cash balance at the beginning of period	$267,953	49,029	357,733	27,540
Net increase (decrease) in cash	$103,426.89	(18,509)	13,647	2,981
Cash balance at the end of period	$371,379.89	30,520	371,380	30,520

See accompanying notes to financial statements

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

June 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized October 28, 1998 (Date of Inception) under the laws of the State of Nevada, as California Software Corporation (the Company).

On October 31, 1998, the Company issued 2,700,000 Shares of its $01 par value common stock for $7,175 to the two founding shareholders. The consideration paid for the common stock represents $2,800 deposited into the Company's new bank account and the subsequent cancellation of a loan owed by the Company. The canceled loan was owed to the two founding shareholders for corporate consulting and incorporation costs paid for by these shareholders on behalf of the Company in the amount of $4,375.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the Asset Purchase Agreement of January 12, 1999, the Company has continuing contracts which provide a revenue stream. Based on current activity levels for operations, the Company estimates its operating funds requirement for the twelve months ending June 30, 2000 to be $2,259,500. Sources for these funds will be operations. Based on current levels for operations, funds provided by operations for the twelve months ending June 30, 2000 are estimated to be $3,055,120

NOTE 4 - RELATED PARTY TRANSACTION

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

NOTE 6 - LONG TERM OBLIGATIONS

The Company has long term separation agreements.

	Total Debt as at 12/31/97	Monthly Payment	As at 12/31/97	As at 12/31/98	As at 6/30/99	As at 12/31/99	As at 12/31/00
Robert Way Termination	$2,337	$194.75	$2,142.25	$194.75	$0	$0	$0
Liz Richell	$58,237.05	$3,054.86	$36,853.03	$21,384.02	$3,054.86	$0	$0
Peter Warkenton	$45,961.95	$2,337.06	$28,044.72	$17,917.23	$3,894.87	$0	$0
Total	$106,536	$5,586.67	$106,536	$39,496	$6,949.73	$0	$0

The Company assumed a three-year lease agreement with Rayson, Inc. ending September 30, 2000. The monthly rent is $7,228.20 from May 15, 1998 to September 30, 1999 and will increase to $7,572.40 for the period October 1, 1999 to September 30, 2000. The total office rent for the period January 1, 1999 to March 31, 1999 was $21,684.

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

B. Management's Plan of Operation

In its initial approximately eight-month operating period ended June 30, 1999, the Company generated net income of $963,357 for sales of products and services. On October 31, 1998, founding shareholders purchased 2,700,000 shares of the Company's authorized treasury stock for cash. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, on December 7, 1998, the Company completed an offering of five-hundred-seventy thousand and nine-hundred (570,900) shares of the Common Stock of the Company to approximately forty-five (45) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has three million two-hundred-seventy thousand nine-hundred (3,270,900) shares of its $01 par value common voting stock issued and outstanding which are held by approximately forty-seven (47) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in this offering delineated above in addition to the cash flow and earnings from current operations will be sufficient to provide the Company's capital needs for the foreseeable future.

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

	Segment Revenue	Percent of Total
Software Sales	$1,469,316	98.36%
Maintenance Income	11,900	0.80%
Shipping and Handling	12,580	0.84%
Total	$1,493,796	100%

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