Form 10-Q
period 1999-09-30
CALIFORNIA SOFTWARE CORP
filed 1999-11-16
CIK 1077913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
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

California Software Corporation

Quarterly Report

Period Ending September 30, 1999

-i-

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

-ii-

California Software Corporation

BALANCE SHEET

AS AT

September 30, 1999

	September 30, 1999	Predecessor Information September 30, 1998	June 30, 1999	Predecessor Information June 30, 1998
CURRENT ASSETS
Cash	488,061	63,145	371,380	30,520
Accounts receivable (net of reserves)	3,699,854	857,893	1,919,504	566,108
Inventory on consignment	145,217	0	145,217	0
Inventory (net of reserves)	107,884	(40,225)	106,883	18,419
Other current assets	22,232	21,776	21,132	22,838
Deferred taxes	(365)	636	636	636
Total current assets	4,462,883	903,225	2,564,752	638,522

PROPERTY AND EQUIPMENT
Construction in progress	4,876	6,592	3,721	5,372
Furniture, fixtures, and other equipment (net of depreciation)	46,007	54,297	43,057	64,752
Leasehold improvements (net of amortization)	12,897	7,501	8,271	8,995
Total property & equipment	63,780	68,390	55,049	79,119

OTHER ASSETS
Organization Cost-Net of Amortization	306	0	306	0
Non-Competition Agreement -Net of Amortization	297,000	0	297,000	0
Acquired Tech-Net of Amortization	310,500	0	310,500	0
Deferred tax benefits	243,193	0	243,193	0
Goodwill	345,953	0	345,953	0
Note receivable	0	0	0	965,970
total other assets	1,196,952	0	1,196,952	0

TOTAL ASSETS	5,723,615	971,615	3,816,754	717,640

LIABILITIES & CAPITAL
Current liabilities
Accounts payable	306,160	233,498	320,947
Federal payroll taxes payable	9,310	19,868	9,310
Other taxes payable	42,814	11,429	14,395
Other current liabilities	16,818	130,329	26,966
Employee benefits payable	169,585	64,765	139,521
Accrued sales commission	34,617	12,852	(16,912)
Deferred income	67,020	67,020	67,020
Total current liabilities	646,324	539,762	561,248	0

Current portion long-term liabilities	(515)	0	(515)
Notes payable	2,250,000	0	2,250,000
Other long-term liabilities	(13,422)	455,718	6,950
Total long-term liabilities	2,236,063	455,718	2,256,435
TOTAL LIABILITIES	2,882,387	995,480	2,817,682	0

CAPITAL
Common stock	3,271	1,144,445	3,271
Additional paid-in capital	32,449	0	32,449
Retained earnings-prior	2,805,508	(1,100,790)	963,351
Net income	0	(67,520)	0
Total capital	2,841,228	(23,865)	999,071	0

TOTAL LIABILITIES& CAPITAL	5,723,615	971,615	3,816,754	0

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF OPERATIONS

for the Three Months Ended September 30, 1999

	September 30, 1999	Predecessor Information September 30, 1998	Nine months ending September 30, 1999	Predecessor Information Nine months ending September 30, 1998
Revenue
Net sales	2,568,713	901,025	4,886,446	2,277,976
Cost of goods sold	33,556	75,334	51,143	204,200
Gross profit	2,535,157	825,691	4,835,303	2,073,775
Costs and expenses
Selling, general, and administrative	693,000	1,270,471	1,903,836	2,141,295
Amortization of intangible assets	0	0	105,976	0
Total costs and expenses	693,000	1,270,471	2,009,812	2,141,295
Net ordinary income (loss) before income taxes	1,842,157	(444,780)	2,825,491	(67,520)
Provision for income tax	0	0	0	0
Net ordinary income	1,842,157	(444,780)	2,825,491	(67,520)
Weighted average number of common shares outstanding	3,270,900	1,998,704	3,270,900	1,998,704
Net Ordinary Income per Share (Basic)	0.56	-0.22	0.86	-0.03
Net Ordinary Income per Share (Diluted)	0.56	-0.22	0.86	-0.03

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF CASH FLOWS

for the Three Months Ended September 30, 1999

	September 30, 1999	Predecessor Information September 30, 1998	Nine months ending September 30, 1999	Predecessor Information Nine months ending September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Cash received from customers	788,364	1,633,885	2,045,965	2,777,907
Cash paid to suppliers and employees	642,580	1,600,041	1,850,817	3,189,749
Net Cash Flow provided/used by operating activities	145,784	33,844	195,149	(411,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	8,731	1,220	14,904	8,271
Net Cash Flow used by Investing activities	(8,731)	(1,220)	(14,904)	(8,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from financing activities	0	0	0	455,718
Payments on long term obligations	20,372	0	49,916	0
Net cash flow used by financing activities	(20,372)	0	(49,916)	455,718

Cash Balance at the beginning of period	371,380	30,520	357,733	27,540
Net increase (decrease) in cash	116,681	32,624	130,328	35,605
Cash balance at the end of period	488,061	63,145	488,061	63,145

See accompanying notes to financial statements

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

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

B. Management's Plan of Operation

In its initial approximately eleven-month operating period ended September 30, 1999, the Company generated net income of $2,805,508 for sales of products and services. On October 31, 1998, founding shareholders purchased 2,700,000 shares of the Company's authorized treasury stock for cash. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. Additionally, on December 7, 1998, the Company completed an offering of fi ve-hundred-seventy thousand and nine-hundred (570,900) shares of the Common Stock of the Company to approximately forty-five (45) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has three million two-hundred-seventy thousand nine-hundred (3,270,900) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately forty-seven (47) shareholders of record. Management fully anticipates that the proceeds from the sale of all of the Common Shares sold in this offering delineated above in addition to the cash flow and earnings from current operations will be sufficient to provide the Company's capital needs for the foreseeable future.

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

The Company has incurred $23,200 in research and development costs from October 28, 1998 (date of inception) through September 30, 1999. Based on expenditures to September 30, 1999, the Company estimates its fiscal year and calendar year December 31, 1999, Research and Development expenses to be $100,000. The cost of such activities is not expected to be borne by the Company's customers.

The Company currently does not expect to purchase or sell any of its facilities or equipment.

Management does not anticipate any significant changes in the number of employees.

C. Segment Data

In the quarter ending September 30, 1999, sales revenue has been generated by the Company. A table showing percentage breakdown of revenue by business segment or product line is included.

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

Date: Monday, November 15, 1999

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
Financial Data Schedule of California Software Corporation ending September 30, 1999
28.	Information from Reports Furnished to State Insurance Regulatory Authorities
Not applicable
29.	Additional Exhibits
Not applicable