Form 10KSB
period 1999-12-31
CALIFORNIA SOFTWARE CORP
filed 2000-03-14
CIK 1077913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

------------------------

FORM 10-KSBSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

CALIFORNIA SOFTWARE CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	88-0408446
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

2901 S. PULLMAN STREET, SANTA ANA, CALIFORNIA	92705
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 553-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.001 PAR VALUE PER SHARE, 20,000,000 SHARES AUTHORIZED, 3,270,900 ISSUED AND OUTSTANDING AS OF DECEMBER 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $10,847,100 as of March 9, 2000.(1)

The number of shares of Common Stock outstanding as of December 31, 1999 was 3,270,900.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION."

PART I

ITEM 1 - BUSINESS.

OVERVIEW

California Software Corporation, hereinafter referred to as the "Company" or "CSC," markets a family of software products under the brand name BABY that support the migration of Midrange applications in the IBM AS/400 and PC-LAN business environment. The products provide (a) software solutions that allow business customers to migrate IBM Midrange RPG applications to the PC environment and execute such applications in native mode on a PC network without a complete rewrite; (b) software designed to create a distributed processing environment including a true AS/400 client-server environment, remote site operations, deployment of specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to NT; (c) graphical user interface (GUI) software that allows a developer of an AS/400 text-based application to present screens with Windows point-and-click functionality. The Company's goal is to maintain market leadership in the management of Midrange migration within the IBM AS/400 and PC-LAN business environment and to leverage that position to build strategic presence through acquisitions.

BRIEF HISTORY OF THE COMPANY AND ITS PREDECESSOR

Headquartered in Santa Ana, CA, California Software Corporation was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on October 28, 1998.

In the early eighties, the Company's founders used their extensive programming expertise to pioneer the first PC-based Report Generation Language (RPG) compilers which are a core functionality of the BABY product line. As the development environment expanded, the products have evolved to allow a company to execute Midrange applications on a PC network in "native" mode without the need for complete redevelopment. Over the past decade, the BABY brand has gained a significant franchise in the worldwide marketplace with more than 100,000 users in 56 countries.

On January 12, 1999, the Company completed an acquisition of approximately $1,628,068 worth of assets and $702,742 of liabilities from California Software Products, Inc. - a California company in a similar line of business as the Company - in exchange for a convertible note as amended in the principal sum of $2,250,000 - convertible into the Common Shares of the Company once the Company is trading on the OTCBB® or a similar market and based upon the Company's trading price sixty (60) days following the first day of trading of the Company's Shares with a minimum conversion rate of $1.50 per share on that date.

California Software Products, Inc. (CSPI) was founded in 1975 and incorporated in California for the purpose of writing programs for mainframe manufacturers. In 1980, the company was approached by the PC Division of IBM to write a program that would compile System/32 software to run on a personal computer. The development continued throughout the eighties adding new features and updating current programs as IBM introduced newer computer systems. When the PC Division was disbanded and the AS/400 Division chose not to continue the relationship, CSPI continued to improve its products on its own. The company had excellent technical resources, but management did not understand the marketplace, which led to a gradual decline in revenues and profits.

In late 1996, a new management team headed by Bruce Acacio and Carol Conway took over CSPI, bringing their knowledge of turnaround strategies and marketing. The first order of business for the new team was to restructure the company through immediate cost-cutting measures in order to make it profitable. Due to an unresolved conflict with a major creditor, the team filed for Chapter 11 protection under Federal Bankruptcy law in January of 1997. The plan put forward by management was approved in October of 1997 and California Software Products, Inc., finished 1997 profitably - for the first time since 1988. 1998 revenues grew by nearly 60% over 1997 and gross profits were also higher.

INDUSTRY BACKGROUND

The IBM AS/400 and its predecessors, System/32, System/34, System/36, and System/38 - collectively called IBM Midrange systems - are a class of machines substantially different from widely familiar personal computers (PCs). The System/36, superceded by the AS/400, served as a popular computing solution for business applications for many years after IBM's introduction of these two systems in 1983 and 1988, respectively. Midrange systems were popular because, at the time of their introduction, they were far more powerful than individual PCs and were capable of supporting environments with hundreds of users. While AS/400 made the System/36 obsolete, industry sources estimate that approximately 250,000 System/36 systems remained in use worldwide at the end of 1995. Industry publications estimate that over 360,000 AS/400 systems were in use worldwide at the end of 1995.

The wide acceptance of IBM Midrange Systems fed off a large number of available software applications, both custom and pre-packaged, that ran on them. Over 28,000 business programs were written for those systems - more than for any other platform. Thus, in adopting IBM's Midrange computing platforms, businesses and the independent software vendors (ISVs) that supported them invested substantial resources developing application software. That software could perform a wide variety of manufacturing, accounting, and other information-management functions. According to industry sources, by 1995, estimated 25,000 software applications had been developed for use on AS/400 systems. Indeed, the development of applications software intended for use on IBM's Midrange computing platforms continues assisted by approximately 8,000 ISVs. In 1995, those ISVs generated estimated $2.5 billion in revenues from AS/400 applications software sales.

Despite the platform's multiple advantages, IBM Midrange users and developers have historically been constrained by the non-graphical and proprietary nature of IBM's operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as UNIX or NTTM. This factor became increasingly important in recent years as PC networks became far more powerful and the number of PC users grew to the point where virtually all business people use them daily. Today, Midrange systems appear old-fashioned to many information management professionals. Since the late 1980s, decreasing prices and increasing functionality in information technology products led to increased market acceptance of open systems and customer demand for information technology products based on such systems. According to some estimates, sales of server/host systems based on the UNIX and NTTM operating systems will increase to $40 billion annually in the year 2000, up from an estimated $22 billion in 1996. Industry sources estimate that the UNIX applications software market is currently smaller, but growing faster, than the AS/400 applications software market.

The shift in position of the AS/400 from the operating platform to a passive server on a network raises the issue of integrating a huge bank of reliable, but proprietary text screen applications into a network environment. The four major approaches to integrating System/36 and AS/400 systems into LAN environments may be summarized as follows:

  Re-engineering - Re-engineering requires rewriting existing applications software to enable it to operate on a new computing platform. Since this entails completely rewriting applications software to meet customer requirements, it often results in increased cost, risk of failure, disruption and delay.

  Packaged Solutions - Migrating to a new computing platform can sometimes be accomplished by installing an applications software package that has been independently developed to run on open or portable platforms. While a substantial number of packaged software applications are available, businesses implementing this approach will often have to abandon their investment in existing databases and software and may incur substantial retraining costs.

  Rehosting - Rehosting involves migration of applications software to a new computing platform with minimal change to the source code. Rehosting is achieved by rebuilding applications software to run efficiently on the new computing platform. This solution often enables businesses to enjoy the continued use of their existing programs and databases, reduces retraining costs and takes full advantage of a new computing platform.

  Refacing - Refacing involves replacing the "green-screen" interface with a graphical user interface (GUI). The source code must still be run on the original computing platform or in a replicated environment. This is frequently the next step after rehosting an application to provide appearance and operation virtually identical to other Windows applications running in the environment.

Re-engineering custom applications or moving to a new packaged solution poses a significant financial risk to a business. Rewriting an application is not a line-for-line process because programming languages have different characteristics. Thus one can expect new applications to have errors that must be corrected. A packaged solution usually requires extensive modifications in order to meet particular business requirements. During the implementation period users need retraining and the incidence of user errors increases. Typically, order processing is slowed during such shakeout period and average days' receivables expand. Many businesses also have to deal with the risk of loss of customer, sales, financial, and/or operations data during the conversion.

CSC is expert in rehosting and refacing - the two approaches that require minimal retraining costs and offer continued use of existing programs and databases. The Company's products replicate the IBM Midrange operating environments under WindowsTM. What this means is that the applications developer can take older IBM Midrange programs that meet current business requirements and run them on an NTTM network. Moreover, the developer can utilize another CSC product to add a graphical user interface that does for Midrange applications what Windows 3x did for DOS applications. Importantly, CSC also provided a Y2K compliant platform for System/3x programs. This makeover dramatically extends the life of an application at a relatively low cost to the developer.

ISVs must also adapt to customer demands associated with increased popularity of new computing platforms. ISVs that have developed successful AS/400 applications software are faced with the challenge of migrating their products to new platforms to meet customer demands while maintaining their existing customer base for applications software running on the AS/400 platform. CSC's products are an excellent choice for such ISVs because BABY development tools do not modify the RPG source code. Moreover, screens developed with BABY/GUI can be used for both the AS/400 and NT offerings. Thus one set of code and screens can be maintained for both the Midrange and PC platforms.

PRINCIPAL PRODUCTS

CSC markets a family of software products under the brand name BABY. The products provide (a) software solutions that allow business customers to migrate IBM Midrange RPG applications to the PC environment and to execute such applications in native mode on a PC network without a complete rewrite; (b) software designed to create a distributed processing environment including a true AS/400 client-server environment, remote site operations, deployment of specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to NT; (c) graphical user interface (GUI) software that allows a developer of an AS/400 text-based application to present screens with Windows point-and-click functionality. Once the application runs on a BABY system, the developer deploys his application by purchasing a BABY Runtime License for every user of his software.

As a result, businesses and companies worldwide use the Company's family of BABY products for off-loading their program development by moving their source code to the PC, where it can be modified, recompiled, and debugged using BABY products. These programs can then be run on the PC or the Midrange system.

The Company currently offers the following applications:

  BABY/400 - The BABY/400 is a powerful PC based RPG/400 development, execution, and operating environment that combines all the benefits of PC and PC network technology with the power and versatility of an IBM AS/400 Midrange computer. Existing source code is downloaded to the PC, recompiled and executed without the need for redevelopment. New programs can be developed, compiled and debugged on the PC platform. New applications can be executed on the PC or uploaded to the AS/400. BABY/400 allows users to preserve their existing application software investment, improve system performance and end-user response time, avoid the high cost of Midrange system upgrades, lower maintenance and system operations cost, integrate RPG/400 application data with existing PC applications, increase end user productivity and performance and shorten new user training time.

  BABY/400 Client Server - The BABY/400 Client-Server rapidly converts AS/400 legacy applications into client-server solutions without the need for any redevelopment of PC functionality. With BABY/400 Client Server, portions of the legacy application targeted to become PC Clients can be downloaded to the PC and recompiled creating PC-based object code. The PC-based RPG application is able to execute for the Client and continue to use the data files residing on the AS/400 (true client-server). This makes it possible to rapidly turn a legacy application into a client-server application, eliminating the need for reprogramming or leaning new PC based languages. Benefits of the BABY/400 Client-Server are no redevelopment of application functionality, rapid implementation cycle with low project completion risk, minimal project and staff investment, no learning curve for new PC based programming languages, ease of project backlog of the MIS department, the original source code always remaining on the AS/400, increased end user productivity and performance and shortened application training time for new users.

  BABY/36 - BABY/36 is a powerful PC based RPG II development, execution and operating environment for the migration of System/36 applications to a PC stand-alone or network environment without the need for any redevelopment. Many users have replaced their System/36 with PC networks and were able to easily migrate their S/36 applications in a matter of days. Benefits of BABY/36 include the ability to preserve existing application software investments, improved system performance and end user response time, avoiding high cost of upgrading to an AS/400, lower maintenance and system operations cost, integration of RPG II application data with existing PC applications, increased end user productivity and performance, avoiding the cost of adding third party GUI products, shortened new user training time and the ability to execute S/36 applications on portable PCs and across remote locations.

Services and Support

The Company currently supports its products with a team of technical experts that can assist clients in a smooth migration to the PC environment. Management believes its technical support team and implementation consultants are well equipped to support IBM Midrange, PC, connectivity hardware, and operating system environments. The Company also offers services such as:

  Pre-Migration Analysis - Analysis and preparation of the software and hardware environment for the migration to the Company's products.

  Client-Server Consulting - Assistance in planning for and converting legacy application environments to Client/Server environments.

  Application Migration Services - Migration of RPG applications to the Company's PC-based operating environment.

  Implementation Service - On-Site installation of migrated applications, technical training and configuration of the PC environment for program execution.

DISTRIBUTION, MARKETING, AND CUSTOMER RELATIONS

CSC sells its products and services in North America directly to end users and through a network of over 150 value added resellers (VARs), who bundle their own Midrange applications with the BABY products into a single PC offering. The Company also markets its products overseas through an international distributor network of 40 IBM Business Partners and software houses. The Company is an IBM AS/400 Partner in Development and a Microsoft Solution Provider.

In support of its sales efforts, the Company employs direct mail, advertising, seminars, trade shows, telemarketing, and on-going customer and third-party communications programs. The Company also stimulates interest in and educates potential customers about computer and network software solutions through speaking engagements, contributed articles, interviews, and documentaries.

The Company organized its information technology services business such that each service technician maintains a direct relationship with several of the Company's customers. Specific marketing programs vary by target customer. The Company believes that its direct sales approach, including having Company service technicians serve as client-relationship managers, leads to better account penetration and management, better communications and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its client base.

The Company is currently marketing and distributing its services and products through a direct sales force. The Company believes that its multi-channel distribution strategy will enable it to effectively market its software and services to a wide range of potential customers. The Company has also established and will continue to establish marketing and distribution relationships through a broad range of channels including value added resellers ("VARs"), distributors and manufacturers' representatives, as well as direct sales representatives.

The Company has organized its information technology services business such that each service technician maintains a direct relationship with certain of the Company's service customers. Specific marketing programs will vary by target customer. The Company believes that its direct sales approach, including having Company service technicians serve as client-relationship managers, has led to better account penetration and management, better communications and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its client base.

In support of its sales efforts, the Company currently markets its products through direct mail, advertising, seminars, trade shows, telemarketing, and on-going customer and third-party communications programs. The Company also generates interest in, and educates potential customers about, computer and network software solutions through speaking engagements, contributed articles, interviews and documentaries. However, management of the Company currently believes that a vast majority of its sales will come from marketing its products through an international distributor network of IBM Business Partners and software houses. In North America, management of the Company believes that its products will be sold primarily through an extensive network of value added resellers who bundle their own midrange applications with the BABY products into a PC offering. In addition, the Company plans on becoming an IBM AS/400 Partner in Development and a Microsoft Solution Provider.

The Company provides software solutions and high level programming language services to business customers worldwide. The Company plans to reach these customers via direct mail, telemarketing, seminars, trade shows, the Internet and the referral process. As of January 12, 1999, no sales revenues have been generated by the Company. In addition, the Company does not anticipate that its revenues will be dependent on any one or even a few major customers.

STATUS OF ANY ANNOUNCED NEW PRODUCT OR SERVICE

BABY/GUI - BABY/GUI is a powerful PC-based program that allows a software developer to transform System/36 and AS/400 text-based applications into icon-driven Windows screens with point-and-click functionality. On-the-fly conversion gives an application an appearance somewhat better than most 5250 emulation products. The Visual Editor provides the tools to customize the application by moving or deleting objects from the screen, adding logos and graphics, turning function keys into menus or buttons, changing the color and font of labels and fields, displaying subfiles as list boxes, creating multi-level task bars, adding sophisticated metaphors like tabs and notebooks, and other standard and custom Windows features. BABY/GUI facilitates the conversion through a powerful recognition engine that identifies application features for automatic transformation. Prepared and user-defined scripts provide additional auto-conversion functionality. Screens modified with BABY/GUI can be displayed using either the AS/400 or BABY/400 platforms. Thus, a developer offering his application on both platforms has only one set of screens to maintain.

An add-on module planned for late 2000, BABY.COM, will be sold separately to users of BABY/GUI that will allow a developer to Internet-enable his product. This product will create a synergistic marketing environment for BABY/400, BABY/GUI, and BABY.COM.

PROPRIETARY RIGHTS

The Company owns a United States trademark for its family of BABY software technology. Management is currently planning for additional copyrights and/or trademarks to fully protect its software. In addition, new proprietary technological advancements are being protected as trade secrets until appropriate measures can be taken for protection.

The Company believes that its success and ability to compete is dependent in part on the protection of its potential trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop products and services that are similar or superior to those of the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, the Company plans to rely on certain property licensed from third parties, and may be required to license additional products or services in the future, for use in general operations. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

Policing unauthorized use of the Company's proprietary and other intellectual property rights, in the future, could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that certain of the Company's products, processes or features violates a patent. There can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements to prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES

The market for business computing products has been historically characterized by frequent technological advances, evolving industry standards and escalating customer expectations. As a result, management believes that the Company's future growth and success will be largely dependent on its ability to develop or acquire products to meet the evolving needs of its prospective clients. The Company anticipates that the long-term success of its product offering will require further product development. The Company expects to continually evaluate its products to determine what additional products or enhancements are required by the marketplace. The Company plans to develop and enhance its products internally to meet clients' needs, but if the Company can purchase or license proven products at reasonable costs it will do so in order to avoid the time and expense involved in developing products.

The Company has yet to incur any research and development costs from October 28, 1998 (date of inception) through January 12, 1999. However, during the fiscal and calendar year ending December 31, 1999, the Company plans to incur research and development expenses of approximately $100,000 with respect to its current and future products. The cost of such activities are not expected to be borne by the Company's customers. California Software has added new features to both BABY/36 and BABY/400 to allow Internet access. A product called BABY/GUI was released in the third quarter of 1999. Much of the technology for the GUI product has already been released as a component of BABY/36. Thus, most of the Research and Development is already completed. BABY/GUI creates a Graphical User Interface (GUI) for software companies and users of the IBM AS/400 computer itself, whether they purchase our original BABY series of products or not. In short, AS/400 users not wishing to deploy their software on PCs can maintain their IBM Midrange computer and make their software appear more modern.

As mentioned earlier, more than 500,000 IBM Midrange systems are deployed globally. One of the limitations of the IBM Midrange computer family is that it is not graphical. The software that runs on it appears old-fashioned and unfriendly.

Users of more modern software running under Windows have come to expect graphical point and click software. BABY/GUI allows software companies and end users the ability to create graphical screens without having to rewrite their non-graphical text-based software. Having created these new graphical screens, BABY/GUI allows customers to save these screens in HTML format and deploy them on the Internet.

EMPLOYEES

The Company presently has forty-three (43) full time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The names, and positions of the Company's directors and executive officers are as follows:

Name	Position
Bruce Acacio	President, Chief Executive Officer and Chairman
Carol Conway	Secretary/Treasurer, CFO and Director
R. Dean Moore	Director of Development
Thomas Hoyt	Director of Worldwide Sales
Katherine Tague	Marketing & Communications

Mr. Bruce Acacio is chairman of the board, president and chief executive officer of the Company and has held those positions since the Company's inception. He has a background in strategic turnaround and growth companies. Mr. Acacio is currently managing 43 employees including development, technical support, administration and sales and marketing personnel. Mr. Acacio is the former President and CEO of California Software Products, Inc. ("CSPI") of Santa Ana, California. Mr. Acacio took the reigns of CSPI in 1996. At CSPI, Mr. Acacio was responsible for the release of new versions of CSPI's trademarked BABY/36 and BABY/400 products. Prior to his involvement with CSPI, Mr. Acacio was the president of an INC 500 company, which enjoyed substantial growth during his tenure. During his career, Mr. Acacio has held sales and middle management positions of increasing responsibility with UK-based conglomerate Lex Service, PLC and was an agent manager for IBM. In these positions, he has been responsible for turning around troubled operations and expanding business units.

Carol Conway is the secretary, treasurer, vice president, and CFO of the Company and has held those positions since the company's inception. She is the former CFO of CSPI of Santa Ana, California. Her background is in marketing of technical and consumer products. Ms. Conway currently manages a nine member technical support and development team. She assisted in the strategic and financial planning of a return to profitability and sales growth for CSPI. Ms. Conway was directly involved in the planning and execution of new product releases, support and documentation of new versions of BABY/36 and BABY/400. She is currently guiding the development team for CSC with the release of a new product family set to be released in 1999. Prior to her involvement with CSPI and CSC, Ms. Conway held account and management positions of increasing responsibility with Ketchum in San Francisco, California in both the technology sector and consumer products.

R. Dean Moore (Director of Development) was one of the founding members of CSPI of Santa Ana. At CSPI, Dean led a programming team that developed the compilers for the initial BABY offerings and expanded these products into the suites of programs that currently comprise BABY/36 and BABY/400. At California Software Corporation, Dean designed the new BABY/GUI product and continues to plan new functionality and adjunctive products to the current family.

Thomas Hoyt (Director of Worldwide Sales) held the same position with CSPI and moved over to California Software Corporation at acquisition. Tom has an impressive track record in marketing of software products in Europe and the Pacific Rim. His extensive language skills give him the ability to understand varying marketing cultures in different parts of the world. Previous posts include software and hardware marketing positions including a Kodak subsidiary based in Hamburg successfully building international channel partners and expanding existing operations.

Katherine Tague (Marketing & Communications) has 15 plus years in diversified marketing assignments with consumer products and financial services companies. At Reebok International she was responsible for supporting Western Division retail operations and handled Waste Management, Inc.'s major national accounts located in the Western Region. Kate then joined the turnaround management specialist, Crossroads, LLC where she managed communications for their clients' market and financial communities. At CAWC, Kate manages advertising, promotion and investor relations.

ITEM 2. - PROPERTIES.

The Company's corporate headquarters are located at 2901 South Pullman, Santa Ana, California 92705. The Company has use of this space through a sub-lease arrangement from California software products, inc. ("CSPI"), a related party from which the company purchased all outstanding assets and contracts on January 12, 1999. The sub-lease is for approximately $0.98 per square foot per month ($5,851.40 per month) from October 1, 1997 to May 15, 1998, and raises to $1.20 per square foot per month ($7,228.20 per month), from January 12, 1999 through September 30, 1999. The amount increases to $1.26 per square foot per month ($7,572.40 per month, from October 1, 1999 to September 30, 2000. This leased facility consists of 6,000 square feet, and Management believes this is currently suitable as the main administrative office and should remain so for the next twelve (12) months. The Company does not have any additional facilities. The company anticipates a need for additional facilities in the near future but has not yet formulated any concrete assesment of its requirement.

ITEM 3 - LEGAL PROCEEDINGS.

In January of 1997, California Software Products, Inc. ("CSPI"), a California Company of which Bruce Acacio, CEO, and Carol Conway, CFO, filed for Chapter 11 bankruptcy under the laws of the State of California due to a dispute with a creditor. In October of 1997, that dispute was resolved, and the Company emerged from bankruptcy. No other bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol CAWC. The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner[1]	Number of Shares	% of Class
Bruce Acacio	1,377,000	41.73%
Carol Conway	1,323,000	40.09%
All Executive Officers and Directors as a Group	2,700,000	82.55%

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o California Software Corporation, 2901 South Pullman Street, Santa Ana, California 92705.

As of March 6, 2000, there were 509 stockholders of record and approximately 3 beneficial owners of the Company's common stock.

The Common Stock of the Company is quoted on the OTC Bulletin Board® ("OCTBB® ") under the symbol "CAWC." The Common Stock of the Company was cleared for trading on the OTCBB® on November 19, 1999 and began formal trading on November 29, 1999. The following table sets forth, for the periods indicated, the high and low closing prices of the securities on the OTCBB ® .

	HIGH	LOW
Quarter Ended December 31, 1999	$1.750	$0.375
Period from January 1, 2000 to March 9, 2000	$19.000	$1.375

The Company's OTCBB® quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of March 6, 2000, there were approximately 509 shareholders of record of the Company's Common Stock. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. FORWARD-LOOKING STATEMENTS ARE MADE BASED UPON MANAGEMENT'S CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE DEVELOPMENTS AND THEIR POTENTIAL EFFECTS UPON THE COMPANY OR THE BANK. THERE CAN BE NO ASSURANCE THAT FUTURE DEVELOPMENTS AFFECTING THE COMPANY OR THE BANK WILL BE THOSE ANTICIPATED BY MANAGEMENT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN THE FORWARD-LOOKING STATEMENTS.

Sales grew to record levels of $12.0 million for fiscal 1999. Income before taxes rose to $3.35 million. California Software reported $0.87 basic earnings per share and $0.66 per share on a fully diluted basis for fiscal 1999. The Company attributed its improvement in sales and income to the widespread market acceptance of its new product releases, including a record order of 4,000 licenses for BABY/GUI, which was introduced in the fourth quarter of fiscal 1999.

As of December 31, 1999, cash and receivables rose to $4.78 million and total assets increased to $6.07 million. The Company had working capital of $4.23 million at the close of fiscal 1999.

In the period beginning January 1, 1999 and ending December 31, 1999, the Company generated pre-tax net income of $2,829,996.00. The corresponding period ending December 31, 1999 resulted in pre-tax loss of $19,977.00, primarily the result of its business combination with CSPI. Management believes the need for additional capital going forward will be met from ongoing revenues and earnings generated from the assets and contracts the Company purchased via an asset purchase agreement with California Software Products, Inc. (CSPI) - a California company in a similar line of business as the Company, and from cash flow and earnings from present and future operations. On January 12, 1999, the Company completed an acquisition of approximately $1,628,068 worth of assets and $702,742 of liabilities CSPI in exchange for a convertible note in the principal sum of $2,250,000, convertible into common shares of the Company once the Company is trading on the OTCBB. The Company intends on pursuing an aggressive growth strategy based in substance on the acquisition of public or private companies with synergistic products or services. The Company anticipates financing these acquisitions via additional funding through private placement(s) as well as via issuance of common shares of the Company in exchange for equity positions in potential target companies.

The Company's predecessor, California Software Products, Inc. (CSPI) was founded in 1975 and incorporated in California for the purpose of writing programs for mainframe manufacturers. In 1980, the company was approached by the PC Division of IBM to write a program that would compile System/32 software to run on a personal computer. Development continued throughout the eighties adding new features and updating current programs as IBM introduced newer computer systems. When the PC Division was disbanded and the AS/400 Division chose not to continue the relationship, CSPI continued to improve these products on its own. The company had excellent technical resources, but management did not understand the marketplace and thus began a gradual decline in revenues and profits. In late 1996 a new management team headed by Bruce Acacio and Carol Conway took over the company bringing their extensive knowledge of turnaround strategies and marketing. The first order of business for the new team was to restructure the company through immediate cost-cutting measures to make it profitable. Due to an unresolved conflict with a major creditor, the team filed for Chapter 11 protection under Federal Bankruptcy law in January of 1997. The Plan put forward by management was approved in October of 1997 and California Software Products, Inc. finished 1997 profitably, its first profitable year since 1988. 1998 revenues have grown by nearly 60% over 1997 and gross profits are higher.

The Company's continued revenue generation is primarily dependent upon its effective ability to provide software and programming products and services to businesses. The Company's main priorities are the expansion of sales of the BABY family of products. The Company's primary interest is the design of PC-based software solutions to enable users to preserve their investment in existing legacy applications, reduce hardware and operating costs, and, in most cases, significantly improve system response times.

The management team of CSC has extensive experience in incorporating and restructuring organizations and divisions turning them into profitable and growth-enabled business units. Following an anticipated aggressive acquisition plan, CSC is seeking to incorporate into its product and marketing mix strategic businesses with the potential for profitable growth. The Company's growth-through-acquisition and core business expansion plan is designed to create a $100M entity by the end of 2001. The considerable expansion will not come at the expense of short- or long-term profitability: the management is carefully planning the selection of acquisition targets paying particular attention to their ability to integrate and complement current core competencies of the organization.

The Company currently does not expect to purchase or sell any of its facilities or equipment.

Management does not anticipate any significant changes in the number of employees.

Item 7. Financial Statements.

California Software Corporation

FINANCIAL STATEMENTS

December 31, 1998

December 31, 1999

TABLE OF CONTENTS

James E. Slayton, CPA

3867 West Market Street

Suite 208

Akron, Ohio 44333

INDEPENDENT AUDITORS' REPORT

February 9, 2000

Board of Directors

California Software Corporation (The Company)

Las Vegas, Nevada 89102

I have audited the Balance Sheet of California Software Corporation as of December 31, 1998 and December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 31, 1998 and December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statement referred to above present fairly, in all material respects, the financial position of California Software Corporation at December 31, 1998 and December 31, 1999, and the results of its operations and cash flows for the years ending December 31, 1998 and December 31, 1999, in conformity with generally accepted accounting principles.

James E. Slayton, CPA

Ohio License ID# 04-1-15582

California Software Corporation

BALANCE SHEET

AS AT

December 31, 1998 and December 31, 1999

ASSETS
	December 31, 1999	December 31, 1998
CURRENT ASSETS
Cash	402,782.00	15,395.00
Accounts Receivable	4,381,742.00	0.00
Inventory on Consignment	145,217.00	0.00
Inventory (Net of Reserves)	106,883.00	0.00
Prepaid Expenses	22,232.00	0.00
Deferred Tax Credits	112,539.00
	---------------------------	-----------------------
Total Current Assets	5,171,395.00	15,395.00
PROPERTY AND EQUIPMENT
Furniture, Fixtures and Equipment	40,235.00	0.00
Leasehold Improvements	11,237.00	0.00
	---------------------------	-------------------
Total Property and Equipment	51,472.00	0.00
OTHER ASSETS
Organization Costs net of Amortization	276.00	348.00
Non-Competition Agreement	264,000.00	0.00
Acquired Technology	276,000.00	0.00
Goodwill	307,509.00	0.00
	---------------------------	-------------------
Total Other Assets	847,785.00	3,480.00
	---------------------------	-------------------
TOTAL ASSETS	6,070,652.00	15,743.00
	===============	=============

See accompanying notes to financial statements

California Software Corporation

BALANCE SHEET

AS AT

December, 31, 1998 and December 31, 1999

LIABILITIES & EQUITY

	December 31, 1999	December 31, 1998
CURRENT LIABILITIES
Accounts Payable	$712,466.00	$0.00
State Income Tax Payable	116,636.00
Federal Income Tax Payable	110,091.00
	-----------------------------------------------------
Total Current Liabilities	939,193.00	0.00
NON-CURRENT LIABILITIES
Notes Payable-Convertible	2,250,000.00	0.00
	-----------------------------------------------------
Total Other Liabilities	2,250,000.00	0.00
	-----------------------------------------------------
Total Liabilities	3,189,193.00	0.00
EQUITY
Capital Stock	3,271.00	3,271.00
Additional Paid in Capital	32,449.00	32,449.00
Retained Earnings(Deficit)	2,845,739.00	(19,977.00)
	----------------------------------------------
Total Stockholders' Equity	2,881,459.00	15,743.00
	----------------------------------------------
TOTAL LIABILITIES & OWNER'S EQUITY	$6,070,652.00	$15,743.00
	==========================

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF OPERATIONS

FOR YEARS ENDING

December 31, 1998 and Period Ended December 31, 1999
	December 31, 1999	December 31, 1998
REVENUE
Gross Sales	12,009,337.00	0.00
Less: Sales Discounts	(1,763,144.00)	0.00
	--------------------------	--------------------------
Net Sales	10,246,193.00	0.00
COSTS AND EXPENSES
Wages and Salaries	1,262,959.00
Selling, General and Administrative	1,587,214.00	19,965.00
Returned Product Reserve Expense	3,906,214.00
Amortization of intangible assets	211,956.00	12.00
Depreciation Expense	54,117.00
	--------------------------	--------------------------
Total Costs and Expenses	7,022,460.00	19,977.00
	-----------------------------------------------------
Net Operating Income or (Loss) before Income Taxes	3,223,733.00	(19,977.00)
OTHER INCOME
	-----------------------------------------------------
Deferred Taxes	112,539.00
Interest Income	14,221.00	0.00
	-----------------------------------------------------
Net Income or (Loss) before Income Taxes	3,350,493.00	(19,977.00)
	------------------------------------------------------
Provision for Income Tax	520,497.00	0.00
	--------------------------	--------------------------
	2,829,996.00	(19,977.00)
	==============	==============
Weighted average number of common shares outstanding	3,270,900	3,270,900
Basic Earnings(Loss)	0.87	(0.01)
Equivalents for convertible debt	1,000,000	N/A
Diluted Earnings Per Common Share	0.66	N/A

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR YEARS ENDING

December 31, 1998 and December 31, 1999

	Common Stock		Additional Paid-in Capital	Total Shareholders' Equity
	Shares	Amount
	---------------------------------------------------------------------------------------
October 28, 1998	2,700,000	2,700.00	4,475.00	7,175.00
November 16, 1998	570,900	571.00	27,974.00	28,545.00
Net Earnings or (Loss)
Year ending December 31, 1998				(19,977.00)
	---------------------------------------------------------------------------------------
Balances at December 31, 1998	3,270,900	3,271.00	32,449.00	15,743.00
Net Earnings or (Loss)			2,829,996.00	2,829,996.00
Year ending December 31, 1999
	--------------------------------------------------------------------------------------
Balances at December 31, 1999	3,270,900	3,271.00	2,862,445.00	2,845,739.00
	================================================

See accompanying notes to financial statements

California Software Corporation

STATEMENT OF CASH FLOWS

FOR YEARS ENDING

December 31, 1998 and December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES	December 31, 1999	December 31, 1998
Net Income/(loss) from operations	2,829,996.00	(19,977.00)
Adjustments to reconcile net income to net cash provided
Depreciation Expense	54,117.00	0.00
Amortization of Intangible Assets	211,956.00	(12.00)
Decrease (increase) in receivables	(4,381,743.00)
Decrease (increase) in inventories	(252,100.00)	0.00
Decrease (increase) in prepaid expenses	(22,232.00)	0.00
Increase (decrease) in payables and accrued liabilities	1,073,817.00
Deferred Tax Credits and other items	523,406.00	0.00
-----------------	-----------------
Net cash flow provided by operating activities	37,217.00	(19,965.00)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant assets	10,628.00	360.00
Organization Costs
Net cash provided by investing activities	10,628.00	360.00
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	35,720.00
Net Change in Cash from Asset Purchase Agreement	339,542.00
Net cash provided by financing activities	339,542.00	35,720.00
Net increase (decrease) in cash	387,387.00	15,395.00
Cash and cash equivalents, beginning of year	15,395.00	0.00
Cash and cash equivalents, end of year	402,782.00	15,395.00

See accompanying notes to financial statements

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized under the laws of the State of Nevada, as California Software Corporation (The Company).

On October 31, 1998, the Company issued 2,700,000 shares of its $0.001 par value common stock for $7,175.00 to the two founding shareholders. The consideration paid for the common stock represents $2,800.00 deposited into the Company's new bank account and the subsequent cancellation of a loan owed by the Company. The canceled loan was owed to the two founding shareholders for corporate consulting and incorporation costs paid for by these shareholders for corporate consulting and incorporation costs paid for by these shareholders on behalf of the Company in the amount of $4,375.00.

On November 16, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 570,900 shares of Common Stock at a price of $.05 per share for a total amount raised of $28,545.00.

On January 12, 1999, the Company effectuated the asset purchase of California Software Products, Inc. (CSPI), a California corporation. The Company completed the acquisition of $1,628,068.00 worth of assets and $702,742.00 of liabilities from California Software Products, Inc.-a California company in a similar line of business as the Company-in exchange for a convertible note in the principal sum of $2,250,000-convertible into the Common Shares of the Company once the Company is trading on the OTC-BB or a similar market and based on the trading price sixty (60) days following the first day of trading of the Company's shares on a recognized public exchange.

The Company previously reported as a developmental stage company under SFAS #7. The Company is now generating significant revenues and is no longer considered to be a development stage company.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have been determined as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization, $360.00, is being amortized over a period of 60 months(October 28, 1998 through October 27, 2003.)

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

4. The fiscal year of the Company ends on December 31st.

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES(continued)

5. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share include common stock equivalents, based $2.25, the market price on the date the convertible debt could have been exercised. See Table

	1999	Basic Earnings Per Share 1999	Diluted Earnings per Share 1999	1998	Basic Earnings per Share	Diluted Earnings per Share
Net Income or (Loss) before income taxes	3,350,493	$ 1.02	$ 0.78	(19,977)	$ (0.01)	N/A
Income Tax Expense	(520,497)	(0.16)	(0.12)	0	0	N/A
Net Income or (loss) after income taxes	2,829,996	0.87	0.66	(19,977)	(0.01)	N/A
Basic Weighted average of issued and outstanding common stock		3,270,900		3,270,900
Diluted weighted average of issued			4,270,900		4,270,900

(Basic earnings per share is based on the weighted average of issued and outstanding common stock at year end)

(Diluted earnings per share is based on the conversion of $ 2,250,000 of convertible debt. On the date that the debt could be converted the market price for the stock was $ 2.25. ($ 2,250,000/$ 2.25 = 1,000,000 shares of common stock))

(Diluted earnings per share were not applicable in 1998 as there was not a 3% dilution)

6. The Company acquired Goodwill in the amount of $384,393.00 as a result of the Asset Purchase Agreement of December 31, 1999. Management of the Company has chosen to amortize this Goodwill over a period of 5 years using the straight line method. Goodwill impairment will be recognized when incurred or acquired.

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

7. The convertible note associated with the Asset Purchase Agreement may effect future earnings per share. It is included in diluted earnings per share at $2.25, the market price on the first date that the note could be converted.

8. The statement of cash flows was prepared per paragraph 32 of SFAS 95 by reporting only the cash portion realized as a result of the asset purchase agreement. Noncash assets or liabilities were not included in the report. ( See attached statements of assets purchased and liabilities assumed.) There no non-cash investing or financing activities to be reported other than the assets acquired and liabilities received as a result of the January 12, 1999 asset purchase agreement, approximately $1,288.526.00 worth of tangible assets, $1,059,741 of intangible assets and $702,742.00 of liabilities. There were no cash equivalents held during the reporting periods.

9. The money market investment account is an interest bearing money funds account with Bank of America and is reported as cash. The account is reported at cost. Market fluctuations are insignificant and gains or (losses) are reported when realized.

10. Accounts receivable and Inventory are reported net of reserves. The Company reports its inventory using the cost basis pricing method. The Company has Reserve for Returned Products in the amount of $3,964,350.00. Reserve for Bad Debts in the amount of $0.00 and Inventory Reserve in the amount of $1001.00.

11. The Company reports Research and Development costs as incurred for each period an income statement is issued.

12. The Company has adopted FASB 109 and reports tax expense and deferrals as incurred for each period an income statement is issued. There was zero income tax expense for the year ended 1998. Tax expense reported for the year ended 1999 was $826,581.00. The Company's combined federal and state marginal tax rate is 43% and the Company's combined federal and state effective tax rate is 26%.

13. The Company is accounting for the Asset Purchase Agreement as a business combination using the purchase method of accounting per APB 16.

14. The company reports its property and equipment at historical cost The Company has adopted FASB 121 in the accounting for the impairment of long-lived Assets. The Company evaluates whether a review of impairment for recoverable costs on long-lived assets, each operating period.

15. The company uses the accrual basis of accounting for revenue recognition, recording revenues when an exchange has taken place.

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES(continued)

16. Other identifiable assets from the asset purchase agreement include a non-competition agreement at $330,000.00. This asset will be depreciated on the straight line basis over a period of 60 months from January 13, 1999 to January 12, 2004, the period of the non-compete agreement. Acquired technology includes computer hardware components and software. This asset has been valued $345,000.00 and will be depreciated over the 60 months, the estimated useful life of the acquired technology. These values were determined by management. Deferred tax benefits were determined at the margin statutory tax rate of 34%. These tax benefits were utilized for the tax year 1999.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As a result of the asset purchase agreement of December 31, 1999, the Company has continuing contracts which provide a revenue stream.

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

There is convertible debt of $2,250,000 which may be converted after the stock of the Company trades for sixty days on a recognized public exchange when the stock is trading for $1.50 or more. There are no shares of stock reserved for payment of the note. The note may only be exchanged for common stock of the Company and the convertible debt is secured by the assets purchased from California Software Products, Inc.

The Company has no long term note payables.

The Company assumed a three year lease agreement with Rayson, Inc. ending September 30, 2000. The monthly rent is $7,228.20 to September 30, 1999 and will increase to $7,572.40 for the period October 1, 1999- September 30, 2000. The total office rent expense reported for 1998 was $0.00. The total office rent for the period January 1 - December 31, 1999 was $93,081.00.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
Bruce Acacio	Chairman of the Board, President, and Chief Executive Officer	$180,000
Carol Conway	Secretary, Treasurer, Vice President, and CFO	$150,000
R. Dean Moore	Director of Development	$100,000

Footnotes to Executive Compensation:

  No executive officer of the Company prior to January 12, 1999 drew a salary from the Company.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

  The history of compensation of the top management team as it relates to their compensation at CSPI, is as follows: During the period from January 1997 through January 1999, the compensation for Bruce Acacio and Carol Conway by California Software Products, Inc. (CSPI) increased. Those increases were substantially due to a determination by the Board of Directors that the additional efforts of both individuals in facilitating the asset purchase and restructuring of operations as well as the additional work efforts required of each, warranted a commensurate increase in wages. In January 1997 Bruce Acacio and Carol Conway were each compensated at an annual rate of $100,000. This increased to $120,000 in October 1997 pursuant to the Chapter 11 reorganization plan. In January 1999 remuneration levels increased to $180,000 for Bruce Acacio and $150,000 for Carol Conway. On January 15, 1999, California Software Corporation ("CSC") replaced CSPI as the employer of record and began compensating both employees.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company engaged the services of NevWest Securities Corporation ("NevWest") on November 23, 1999 as its investment banking firm in conjunction with corporate finance and investment banking services. The Company agreed to compensate NevWest for its services via an option to purchase three hundred thousand shares of common stock in the Company, which principal terms include an exercise price equal to one hundred ten percent (110%) of the average daily OTCBB® trading price of the Company (trading symbol: CAWC) calculated as of each day's closing bid over the course of the Company's first thirty (30) days of available and/or active trading on OTCBB® which option shall be exercisable within a period to commence thirty (30) days after the first day of available and/or active trading of the Company on OTCBB® ("commencement date") and which expires two (2) years from the commencement date.

The Company engaged the services of OTC Financial Network, (OTCFN) a division of National Financial Communications Corp., a full service financial communications and investor relations firm assisting the company in shareholder communications. For its services, OTCFN will receive restricted common stock of the Company in the amount of 210,000 shares payable in three tranches over a period of one year.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA SOFTWARE CORPORATION

By:

Date: March 14, 2000

/S/Bruce Acacio

Chairman of the Board, President And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Principal Executive Officer)

By:/s/Bruce Acacio Date:March 14, 2000

Name:Bruce Acacio

Title: Chief Executive Officer

(Chief Financial Officer)

By:/s/Carol Conway Date: March 14, 2000

Name:Carol Conway

Title: Chief Financial Officer

(Directors)

By:/s/Bruce Acacio Date:March 14, 2000

Name: Bruce Acacio

Title:Chairman of the Board, Director

By:/s/Carol Conway Date:March 14, 2000

Name:Carol Conway

Title:Director

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
2.	(1) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
3	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed October 28, 1998
(b) By-Laws of the Company adopted October 31, 1998
10.	(1) Material Contracts
(a) Assumption of Premise Lease dated September 25, 1997, Incorporated by reference to the company's form 10
11.	Statement Re Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
13.	Annual or Quarterly Reports - Form 10-Q
Incorporated herein by reference to the Company's Form 10-Q filings.
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of California Software Corp. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.