Form 10QSB
period 2000-03-31
CALIFORNIA SOFTWARE CORP
filed 2000-05-16
CIK 1077913

0UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
California Software Corporation (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0408446 (I.R.S. Employer Identification No.)
2485 McCabe Way, 2nd Floor, Irvine, California (Address of principal executive offices)	92614 (Zip Code)
(949) 553-8900 (Registrant's telephone number, including area code)
2901 South Pullman Street, Santa Ana, California (Former name, former address and former fiscal year, if changed since last report)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 9,763,800

California Software Corporation

Quarterly Report
Period Ending March 31, 2000

Table of Contents

-i-

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

California Software Corporation

BALANCE SHEETS
March 31, 2000 and December 31, 1999

	March 31, 2000 (Unaudited)	December 31, 1999 (Audited)
ASSETS
Current Assets
Cash	$2,162,163	$402,782
Accounts receivable, net	5,285,191	4,381,742
Note receivable	74,332	-
Inventory on consignment	145,217	145,217
Inventory, net	106,883	106,883
Other current assets	51,893	22,232
	7,825,679	5,058,856

Property and Equipment
Furniture, fixtures, and other equipment	325,138	301,067
Leasehold improvements	28,441	28,441
	353,579	329,508
Accumulated depreciation and amortization	(290,513)	(278,036)
	63,066	51,472

Other Assets
Deferred taxes	112,539	112,539
Organization costs, net	-	276
Non-competition agreement, net	247,500	264,000
Acquired technology, net	258,750	276,000
Goodwill, net	288,289	307,509
	907,078	960,324

TOTAL ASSETS	$8,795,823	$6,070,652

(continued)

The accompanying notes are an integral part of the financial statements.

California Software Corporation

BALANCE SHEETS
March 31, 2000 and December 31, 1999

	March 31, 2000 (Unaudited)	December 31, 1999 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$323,228	$311,499
Notes payable	-	2,250,000
Income taxes payable	339,147	226,727
Employee benefits payable	240,808	211,042
Accrued sales commission	54,745	64,011
Deferred income	62,907	67,020
Other current liabilities	31,649	58,894
	1,052,484	3,189,193

Commitments and contingencies

Stockholders' Equity
Common stock, $0.001 par value; 20,000,000 shares authorized; 9,763,800 shares issued and outstanding at March 31, 2000; 3,270,900 shares issued and outstanding at December 31, 1999	9,764	3,271
Additional paid-in capital	5,005,038	32,449
Deferred expense	(285,833)	-
Retained earnings	3,014,370	2,845,739
	7,743,339	2,881,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,795,823	$6,070,652

The accompanying notes are an integral part of the financial statements.

California Software Corporation

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)

	March 31, 2000	March 31, 1999

GROSS SALES

$3,066,232

$921,812

LESS: ALLOWANCE FOR PRODUCT RETURNS	(1,392,979)	-
NET SALES	1,673,253	921,812
COST OF GOODS SOLD	42,035	10,014
GROSS PROFIT	1,631,218	911,798

COSTS AND EXPENSES
Selling, general, and administrative	1,284,444	578,522
Depreciation and amortization	65,723	12,625
	1,350,167	591,147

INCOME BEFORE INCOME TAXES	281,051	320,651

PROVISION FOR INCOME TAXES
112,420
		128,260

NET INCOME
$168,631
		$192,391

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	7,970,371	6,541,800

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	8,031,085	6,541,800

EARNINGS PER SHARE - BASIC
	$0.02	$0.03

EARNINGS PER SHARE - DILUTED
	$0.02	$0.03

The accompanying notes are an integral part of the financial statements.

California Software Corporation

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)

	March 31, 2000	March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income
$168,631
		$192,391
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	65,723	12,625
Bad debt expense	270,318	-
Allowance for product returns	1,392,979	-
Expense related to stock issued for services	168,917	-
Changes in operating assets and liabilities
Accounts receivable	(2,566,746)	(449,401)
Other current assets	(29,661)	(2,156)
Accounts payable	(389,238)	(30,897)
Income taxes payable	112,420	128,260
Employee benefits payable	240,808	17,927
Accrued sales commissions	54,745	(1,828)
Deferred revenue	62,907	-
Other current liabilities	31,649	(31,306)
Net cash used in operating activities	(416,548)	(164,385)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(24,071)	(6,050)
Cash acquired in the purchase of California Software Products, Inc.
-
		422,993
Net cash (used in) provided by investing activities	(24,071)	416,943

(continued)

The accompanying notes are an integral part of the financial statements.

California Software Corporation

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 1999
(Unaudited)

	March 31, 2000	March 31, 1999
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	2,200,000	-
Net cash flow provided by financing activities	2,200,000	-

NET INCREASE IN CASH
	1,759,381	252,558

CASH - beginning of period	402,782	15,395

CASH - end of period
$2,162,163
		$267,953

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Stock issued for services	$454,750	$-

Issuance of convertible note payable in conjunction with the acquisition of California Software Products, Inc.		$2,250,000

Intangible assets recorded in conjunction with the acquisition of California Software Products, Inc.	$-	$714,393

The accompanying notes are an integral part of the financial statements.

California Software Corporation

NOTES TO FINANCIAL STATEMENTS

March 31, 2000

NOTE 1 - ORGANIZATION

California Software Corporation (the "Company") was organized on October 28, 1998 under the laws of the State of Nevada. The Company markets a family of software products under the brand-name "BABY" that support the migration of mid-range applications in the IBM AS/400 and PC-LAN business environment.

On October 31, 1998, the Company issued 2,700,000 shares of its common stock for $7,175 to its founding shareholders. Consideration for the common stock consists of $2,800 cash and the cancellation of a loan owed to the stockholders by the Company. The canceled loan resulted from corporate consulting and incorporation costs paid for by these shareholders on behalf of the Company in the amount of $4,375.

On November 16, 1998, the Company completed a public offering that was exempt from registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 570,900 shares of common stock at a price of $0.05 per share for a total of $28,545.

On January 12, 1999, the Company purchased the assets and liabilities of California Software Products, Inc. ("CSPI"), a California corporation in a similar line of business. This transaction was accounted for as a business combination using the purchase method of accounting. The Company issued to CSPI a $2,250,000 convertible note payable in exchange for assets totaling $1,628,068, subject to $702,742 in liabilities (Note 3). The pro forma effect of assuming the CSPI acquisition took place on January 1, 1999 is immaterial to the accompanying March 31, 1999 financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared its financial statements for the quarters ended March 31, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2000 and for the quarters ended March 31, 2000 and 1999 have been made. Such adjustments consist only of normal recurring adjustments.

Certain disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB annual report for 1999 filed with the Securities and Exchange Commission.

The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates in the near term.

Concentration of Credit Risk

The Company currently maintains substantially all of its operating cash with a major financial institution. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company's accounts receivable result from sales to a broad customer base. Should a customer be unable to meet its obligation to the Company, the accounting loss would equal the recorded accounts receivable. Management periodically reviews accounts receivable and establishes an allowance for accounts deemed uncollectible. At March 31, 2000 and December 31, 1999, management considers the allowance for doubtful accounts of $270,318 and $0, respectively, to be sufficient.

Revenue Recognition

The Company uses the accrual basis of accounting for revenue recognition, recording revenues when an exchange has taken place. The Company provides customers with a 30-day evaluation period for certain products. During this evaluation period, the customer has certain rights-of-return. For such products, the Company recognizes revenue and records a 50% allowance for returned products when the sales transaction is closed. This allowance is charged against revenue and accounts receivable in the accompanying financial statements. At March 31, 2000 and December 31, 1999, the allowance for returned products was $4,530,636 and $3,964,350, respectively.

Inventory

Inventory is stated at the lower of cost (based on the first-in, first-out method) or estimated market value.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs that do not significantly improve or extend the life of the asset are expensed as incurred.

Other Assets

The $330,000 cost of the non-competition agreement related to the acquisition of CSPI is amortized using the straight-line method over the five-year term of the agreement. At March 31, 2000 and December 31, 1999, accumulated amortization totaled $82,500 and $66,000, respectively.

Acquired technology costs totaling $345,000 were capitalized and are amortized using the straight-line method over a period of five years. At March 31, 2000 and December 31, 1999, accumulated amortization totaled $86,250 and $69,000, respectively.

Related to the acquisition of CSPI, the Company recorded goodwill totaling $384,393. Goodwill is amortized using the straight-line method over a period of five years. Goodwill represents the excess of cost over the estimated fair value of net identifiable tangible and intangible assets acquired. At March 31, 2000 and December 31, 1999, accumulated amortization totaled $96,104 and $76,884, respectively.

Long-Lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded during the quarter ended March 31, 2000 or the year ended December 31, 1999.

Stock Options and Other Equity Instruments

For employee compensatory stock options that will eventually vest, compensation expense is recognized during the periods in which the related employee services are rendered. Such expense is generally measured by determining the excess, if any, of the grant date estimated fair market value of the underlying stock over the amount to be paid by the employee in conformity with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Compensatory stock options and other equity instruments issued to non-employees in exchange for goods or services are accounted for based on the estimated fair market value of (1) the goods or services received or (2) the equity instrument issued, whichever is more reliably measurable. This accounting policy is in conformity with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and potential common stock outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The weighted average number of shares outstanding for the quarter ended March 31, 1999 has been retroactively adjusted for the two-for-one stock split which took effect on March 15, 2000.

Diluted earnings per share for the quarter ended March 31, 2000 takes into consideration the stock options issued by the Company on January 7, 2000.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the presentation of the March 31, 2000 financial statements.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company had a convertible note payable in the amount of $2,250,000 associated with the acquisition of CSPI. Such note was noninterest bearing and was secured by the assets purchased from CSPI. In conformity with the terms of the CSPI acquisition agreement, the note became convertible once the Company began trading on the OTC Bulletin Board, and conversion was to be based on the closing price of the Company's common stock on its 61st day of trading. On January 27, 2000, the 61st day of trading, the note payable was converted into 1,000,000 shares of its common stock based on a closing market price of $2.25 per share.

During the three months ended March 31, 2000, the Company issued to unrelated non-employees 311,000 shares of common stock for various and 300,000 shares of common stock primarily for cash. Certain of these services are to be performed in future periods. As such, the Company has recorded deferred expense in the amount of $285,833 related to such services. In February 2000, the Company undertook a private offering seeking a total of $10,000,000. The offering has not yet been completed; however, on March 31, 2000, the Company received $2,000,000.

On January 7, 2000, the Company issued to employees options to purchase 32,500 shares of the Company's common stock at an exercise price of $1.50 per share. The options vest over a period of 24 months and expire five years after the grant date. No compensation expense was recognized during the three months ended March 31, 2000, as management of the Company believes the value per common share was equal to the exercise price at the grant date. On January 7, 2000, the Company's stock closed at $1.50 per share on the OTC Bulletin Board.

Effective March 15, 2000, the Company effected a two-for-one stock split, resulting in 9,763,800 shares outstanding at March 31, 2000.

There are certain restrictions on the sale or other transfer of certain issuances of the Company's common stock. Such stock, generally referred to as "Rule 144 stock," was not registered under the Securities Act of 1933, as amended, in reliance upon an exemption from its requirements. Such restrictions begin to phase out after a one-year holding period. Rule 144 of the Securities and Exchange Commission allows a stockholder who has held restricted securities for at least one year to sell in any three-month period not more than the greater of (a) 1% of the number of shares outstanding or (b) the average weekly trading volume during the preceding four calendar weeks. These limitations do not apply to non-affiliated persons who have held restricted securities for at least two years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company has three long-term separation agreements that expire in December 2000 and call for monthly payments totaling $5,587. Total remaining payments to be made under these agreements are $50,280 as of March 31, 2000.

The Company assumed a three-year lease agreement for office space, which expires on September 30, 2000 and required monthly rent of $7,572. In December 1999, the Company entered into a five-year noncancelable operating lease for office space. Although the Company has taken possession of the new office space, payments under the new lease agreement have not yet commenced pending completion of certain tenant improvements and other conditions. Such lease calls for monthly payments of $22,403. Total office rent expense for the three months ended March 31, 2000 and 1999 was $44,264 and $21,685, respectively.

Item 2. Management's Discussion and Analysis of Operation

Plan of Operation:

Our operations currently focus on effectively and efficiently providing software and programming products and services, with an emphasis on our platform-migration software products. Our primary interest is the design of PC-based software solutions to enable users to preserve their investment in existing legacy applications, reduce their hardware and operating costs, and in most cases, significantly improve system response times. We currently support our products with a team of technical experts who can assist clients in a smooth migration to the PC environment. We believe that our technical support team and implementation consultants are well equipped to support IBM mid-range, PC, connectivity hardware and operating system environments.

Realization of significant sales of the Company's products and services throughout the rest of 2000 is vital to our operations. To this end, we will continue to emphasize distribution of our platform-migration software through our direct sales force, as well as through independent distributors. We may also seek to enter into strategic relationships with major hardware system vendors as well as international systems integrators, as we believe that a multi-channel distribution strategy will enable us to effectively market our products and services to a wide range of potential customers.

We anticipate that long-term success of the Company's products offerings will require continued product development. As such, we expect to continually evaluate our products to determine what additional products or enhancements the marketplace requires. We plan to develop and enhance our products internally to meet our clients' needs; however, if the opportunity to purchase or license proven products at reasonable costs arise, we will take advantage of these situations in order to avoid the time and expense involved in developing such products.

We plan to release three new products during the year ending December 31, 2000 with scheduled releases in the second, third and fourth quarters. In addition, we intend to actively seek growth through acquisition and are planning to implement an aggressive strategy in the second quarter of 2000. In order to support these plans, we anticipate employee growth to a staff of 70, most of who will be located at our new Irvine location.

Liquidity and Capital Resources

The Company's core business remains strong as we finish the first quarter of 2000. We are meeting our very aggressive plan for revenue and are very nearly on target for bottom line profit. Our R&D strategy is exactly on target with our new product releases and our planned growth achieving the objectives of our Plan. We shall continue to sustain significant growth profitably, consistent with the previous two years of operations.

During February 2000, we undertook a private offering seeking a total of $10,000,000. The offering was made pursuant to a claimed exemption under Rule 506 of Regulation D of the Securities Act of 1933 based upon our offering of the securities to only "accredited investors," all of who were provided a Private Placement Memorandum that included financial information. No general solicitation of investors was undertaken and all investors were required to verify investment intent. The offering has not yet been completed; however, in March 2000, we received $2,000,000, the minimum escrow amount.

We anticipate that existing capital along with proceeds received from the private offering will be sufficient to meet the cash requirements of the Company, making us well-positioned to meet our stated objectives and capital expenditures related to our growth plan, and to continue operations through 2000.

Forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, continued acceptance of the Company's products, increased levels of competition for the Company, new products and technological changes, the Company's dependence on third-party suppliers, and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

Ex-27 Financial Data Schedule

Reports:

Form 8-K - Hereby incorporated by reference, Filed on May 2, 2000 for Item 4. Change in Registrant's Certifying Accountant.

Signatures

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA SOFTWARE CORPORATION

(Registrant)

Date: Friday, May 12, 2000

By:/s/Bruce Acacio

Bruce Acacio, Chairman of the Board, President and Chief Executive Officer

Date: Friday, May 12, 2000

By:/s/Carol Conway

Carol Conway, Director, Vice President, CFO, Secretary/Treasurer