Form 10QSB
period 2000-06-30
CALIFORNIA SOFTWARE CORP
filed 2000-09-22
CIK 1077913

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-15769

                 California Software Corporation
(Exact name of small business issuer as specified in its charter)

              Nevada                         88-0408446
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

    2485 McCabe Way, 2nd Floor, Irvine, California     92614
        (Address of principal executive offices)     (Zip Code)



                         (949) 553-8900
        (Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of registrant's common stock as of September 21, 2000:

12,597,771

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

Yes [ ] No [X]



                 California Software Corporation
                        Quarterly Report
                   Period Ending June 30, 2000

                        Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet                                              1

Statements of Operations                                   2

Notes to Financial Statements                              3

Item 2. Management's Discussion and Analysis               4

PART II - OTHER INFORMATION                                9

SIGNATURES                                                10









                               -i-


PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                 California Software Corporation
                          BALANCE SHEET


                                                  June 30, 2000
                                                   (Unaudited)
                                                  -------------
ASSETS

Current assets:

Cash and cash equivalents                            $7,340,914

Accounts receivable, net of allowance for doubtful      538,047
accounts of $512,826

Prepaids and other current assets                       846,403

Total current assets                                  8,725,364

Property and equipment, net                             118,491

Acquired technology, net                              1,084,412

TOTAL ASSETS                                          9,928,267

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses                  $411,088

Accrued payroll and related expenses                    123,546

Deferred revenue                                         98,958

Total current liabilities                               633,592

Total liabilities                                       633,592

Contingencies (Note 4)

Stockholders' Equity:

Preferred stock, $0.001 par value; 5,000,000
shares authorized; no shares issued
and outstanding                                               -

Common stock, $0.001 par value; 20,000,000 shares        12,576
authorized; 12,575,771 shares issued and outstanding

Additional paid-in capital                           11,952,275

Accumulated deficit                                  (2,670,176)

Total stockholders' equity                            9,294,675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $9,928,267


  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                 Three months ended June 30,

                                       2000          1999
                                 ----------    ----------
Revenues:

Software sales                     $433,759    $1,301,116

Maintenance and other revenue        41,371        31,101

Total revenues                      475,130     1,332,217

Costs and expenses:

Research and development            122,190       103,748

Selling, general, and             1,584,806       704,619
administrative

Depreciation and amortization        85,971        80,004

Total costs and expenses          1,792,967       888,371

Income (loss) from operations    (1,317,837)      443,846

Other income (expense), net          61,626        (3,782)

Income (loss) from operations    (1,256,211)      440,064
before provision for income taxes

Provision for income taxes                -       (96,026)

Net income (loss)               $(1,256,211)     $344,038


Basic and diluted income
(loss) per share                     $(0.12)        $0.05

Weighted-average shares          10,814,252     6,541,800
outstanding


  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by California Software Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), except that our independent accountants have informed us that their review of our financial statements is incomplete. Accordingly, in conformity with Regulation S-X, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. CHANGE IN ACCOUNTANTS / CHANGE IN ACCOUNTING PRINCIPLES

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software revenue recognition transactions. Based in part on
guidance   provided   by   the  Company's   original   certifying
accountant, Mr. James Slayton, CPA, the Company was recognizing revenue on shipments of new product that failed to meet the
criteria   specified  in  SOP  97-2.   Mr.  Slayton   issued   an
unqualified opinion on the Company's financial statements for the year ended December 31, 1999, a copy of which was included in the Company's Annual Report on Form 10-KSB filed for the year then
ended.   In  addition, the Company filed a Form  10-QSB  for  the
three month period ended March 31, 2000 which contained financial statements that were also not prepared in accordance with the provisions of SOP No. 97-2. During the first quarter of 2000, the Company was seeking to list its common stock on the American Stock Exchange ("AMEX") and, during the listing process, was
notified   that  the  Company  would  need  to  submit  reaudited
financial statements for the year ended December 31, 1999 from another independent accountant because Mr. Slayton did not meet the peer review standards mandated by the American Institute of Certified Public Accountants ("AICPA"). On May 2, 2000, the Company filed a Form 8-K with the SEC dismissing Mr. Slayton and engaged a new certifying independent accountant, Squar, Milner, Reehl & Williamson, LLP ("Squar"), who was initially engaged to perform a SAS 71 review of the Company's financial statements for the three months ended March 31, 2000. After appointing Squar, AMEX notified the Company that it would accept audited financial statements for the three month period ended March 31, 2000 in lieu of having the year ended December 31, 1999 reaudited by Squar. Squar subsequently notified the Company that it would not be able to perform this audit within the timeframe requested by the Company. On July 24, 2000, the Company filed a Form 8-K with the SEC dismissing Squar and named Stark, Tinter and Associates,
LLP  ("Stark"), as the certifying independent accountants.   Upon
examination of the Company's financial statements, Stark notified the Company that the method in which it used to record revenue
was  not in compliance with the provisions of SOP No. 97-2.   The
Company is currently in the process of restating its operating results to conform to SOP No. 97-2 for the year ended December 31, 1999 and the three month period ended March 31, 2000, and will amend its SEC filings upon completion of these restatements. The results for the three month periods ended June 30, 2000 and 1999 are prepared in accordance with the provisions of SOP No. 97-2.

3. STOCK TRANSACTIONS

Effective  March  15,  2000, the Company effected  a  two-for-one
stock  split.   Accordingly, the number of shares outstanding  at
June 30, 1999 used in the calculation of earnings per share have been adjusted to account for the effects of this split.

During the three months ended June 30, 2000, the Company completed a private offering of its common stock under the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"). The Company issued a total of 2,654,971 shares of its common stock in exchange for proceeds of $8,258,239, net of offering costs of $521,659.

During the three months ended June 30, 2000, the Company issued to unrelated non-employees 155,000 shares of common stock for various services. Certain of these services are to be performed in future periods. As such, the Company has recorded deferred expense in the amount of $382,500 related to these services.

4. CONTINGENCIES

Litigation

Refer to Part II, Item 1 for a description of legal proceedings.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

  In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 and the Quarterly Reports on Form 10-QSB filed by the Company in fiscal 2000.

GENERAL

The Company markets a family of software products under the brand name BABY that support the migration of International Business Machines ("IBM") Midrange applications to the PC-LAN business environment. The products provide (a) software solutions that allow business customers to migrate IBM Midrange RPG applications to the PC environment and execute such applications in native mode on a PC network without a complete rewrite; (b) software designed to create a distributed processing environment including a true AS/400 client-server environment, remote site operations, deployment of specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to NT; and (c) graphical user interface ("GUI") software that allows a developer of an AS/400 text-based application to present screens with Windows point-and-click functionality. The Company's goal is to sustain market leadership in the management of midrange migration within the IBM AS/400 and PC-LAN business environment.

RESULTS OF OPERATIONS

Software Sales. Software sales consist of sales of the Company's BABY software products. Software sales for the three months ended June 30, 2000 and 1999 were $433,759 and $1,301,116, respectively, a 66.7% decrease. The decrease in software sales during 2000 represents a planned change in emphasis in the Company's business plan. In 1999, emphasis was placed on upgrading current customers on the Company's rehosting products to prepare them for the launch of the Company's new BABY/GUI and BABY.COM products, which also allowed the Company to expand its potential customer base to a much broader target of installed IBM AS/400 users. The rollout of these new products is planned for the fourth quarter of 2000. The Company anticipates that these new products will account for a majority of the Company's sales in the future.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the three months ended June 30, 2000 and 1999 was $41,371 and $31,101, respectively, a 33.0% increase consistent with the continued expansion of the Company's customer base.

Research and Development Costs. Research and development costs consist primarily of salaries paid to employees engaged in research and development activities. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Since the Company did not meet the standards for capitalization under this Statement, all research and development costs for the three months ended June 30, 2000 and June 30, 1999 were charged to expense as incurred. For the three months ended June 30, 2000 and 1999, research and development costs were $122,190 and $103,748, respectively, a 17.8% increase as the Company continues its planned increases in research and development activities relating to potential new product releases. As a percentage of total revenue, research and development costs for the three months ended June 30, 2000 were 25.7% as compared to 7.8% for the three months ended June 30, 1999. The Company believes that research and development expenditures are essential to maintaining a competitive position and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the three months ended June 30, 2000 and 1999, selling, general and administrative expenses were $1,584,806 and $704,619, respectively, a 124.9% increase primarily due to one-time investor relations expenses of approximately $550,000, of which $470,000 was paid in shares of the Company's common stock, relating to the Company's private offering of its common stock completed during the second quarter of 2000. To a lesser extent, the increase was due to increases in headcount and corporate overhead necessary to support the Company's expanding customer base. As a percentage of revenue, selling general and administrative expenses for the three month period ended June 30, 2000 were 333.6% as compared to 52.9% for the three month period ended June 30, 1999. The Company expects that selling, general and administrative costs, exclusive of the one-time investor relations expenses, will continue to increase in the future as the Company continues to ramp up its sales and marketing efforts.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment, as well as amortization of technology acquired by the Company in connection with its acquisition of CSPI in January 1999. Depreciation and amortization for the three months ended June 30, 2000 and 1999 was $85,971 and $80,004, respectively, a 7.5% increase primarily due to an increase in property and equipment acquired by the Company. As a percentage of revenue, depreciation and amortization for the three month period ended June 30, 2000 was 18.1% compared to 6.0% for the three month period ended June 30, 1999. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Interest, Net. Net interest primarily consists of imputed interest expense calculated on the liabilities assumed by the Company in connection with its acquisition of CSPI in January 1999, offset by interest income received from investments of the Company's excess cash balances. Net interest income for the three months ended June 30, 2000 was $61,626 as compared to net interest expense of $3,782 for the three months ended June 30, 1999, a 1,729.5% increase as the result of higher cash balances arising from the proceeds of the Company's private offering of its common stock completed during the second quarter of 2000.

Income  Taxes.   For the three months ended June  30,  2000,  the
Company did not record an income tax benefit as compared to an income tax provision of $96,026 for the three months ended June
30, 1999.

Net Income / Loss. For the three months ended June 30, 2000, the Company recorded a net loss of $1,256,211 or $0.12 per common share as compared to net income of $344,038 or $0.05 per common share for the three months ended June 30, 1999, a 465.1% decrease as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in a net loss of $1,256,211 for the three months ended June 30, 2000 versus net income of $344,038 for the three months ended June 30, 1999. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its common stock.

At  June  30, 2000, cash and cash equivalents totaled $7,340,914.
In addition, at June 30, 2000, the Company had working capital of $8,091,772 and an accumulated deficit of $2,670,176.

In June 2000, the Company completed a private placement of 2,654,971 shares of its common stock. The offering price per share was $4.00 per share (on a post-split basis) and the Company received an aggregate of $8,779,898 in proceeds from the offering. The Company paid commissions and expenses in the aggregate amount of $521,659 in connection with the offering. The offering was made by the Company in reliance on the provisions of Rule 506 of Regulation D promulgated under the Act and the shares were offered solely to accredited investors as that term is defined in Rule 501 of such regulation. The Company intends to use the proceeds of this offering for working capital, acquisitions, and other corporate purposes.

Depending on the outcome of the securities litigation currently filed against the Company (see Part II, Item 1 hereof), the Company may be required to raise additional funds to meet the Company's working capital and capital expenditure needs at least through the next twelve months.

RISK FACTORS

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-QSB that are not historical facts (including, but not limited to statements contained in "Item 2 - Management's Discussion and Analysis" of Part I of this Report on Form 10-QSB relating to liquidity and capital resources) may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within  this  Quarterly Report on Form 10-QSB,  as  well  as  the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the
Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.


580/099999-0071
118488.01 a09/22/00 -1-

Exposure  to Damages as a Result of Litigation.   On  August  17,
2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as its Chief Executive Officer and President. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. The plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the company's stock to defraud investors, in violation of state securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper. Additionally, on August 24, 2000, a shareholder filed a complaint against the Company, its Chief Executive Officer and President with the Orange County Superior Court based on the same allegations and seeking the same damages as in the class action suit described above. The Company expects that this suit will be consolidated with the class action. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them. The pending securities action is in the early states of procedure.
Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

Dependence on Principal Products. For the three months ended June 30, 2000, the Company's core of BABY products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

Product Concentration. As previously noted, the Company derives most of its revenues from products that replicate the AS/400 environment on a personal computer platform and provides a graphical user interface ("GUI") for those text-screen applications. As a result, the Company's future operating results are dependent upon the continued widespread use of the AS/400. Because there can be no assurance that the AS/400 platform will continue to be used in the foreseeable future, a decline in demand for AS/400 products and hence the Company's software products could have a material adverse effect on the Company's business, operating results, and financial condition.

Potential for Software Defects. Software products as complex as the BABY products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's results of operations.

Uneven Patterns of Quarterly Operating Results. The Company's revenues in general are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, (vi) seasonality of technology purchases and other general economic conditions, and (vii) changes in the pricing policies of the Company or its competitors. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could cause quarterly revenues and net income to fall significantly short of anticipated levels.

The Company's revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from even a limited number of sales transactions could cause significant variations in operating results from quarter to quarter and could cause net income to fall significantly short of anticipated levels.

Effects of Electronic Commerce. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in the Internet, online services, e-business applications, and electronic commerce areas. In addition, standards for web-enabled and e-business applications, as well as other industry adopted and de facto standards for the Internet are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas. The success of the Company's product offerings depends, in part, on its ability to continue developing products which are compatible with the Internet. The increased commercial use of the Internet may require substantial modification and customization of the Company's products and the introduction of new products. The Company may not be able to effectively compete in the Internet-related products and services market.

Competition. The Company encounters intense competition in some aspects of its platform migration business and competes directly with other software firms, many of which have greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse affect on the Company's results of operations.

Acquisition  Strategy.   Although  the  Company  has  no  current
acquisition plans, it has addressed and may continue to address the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Hiring  and  Retention  of  Employees.  The  Company's  continued
growth  and  success  depend  to  a  significant  extent  on  the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates as well as the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees or the Company's inability to attract additional qualified employees or retain other employees could have a material adverse effect on the continued growth of the Company.

Sales Force Restructuring. The Company historically has relied heavily on its direct sales force. In the past, the Company has restructured or made other periodic adjustments to its sales force. These changes have generally resulted in a temporarily lack of focus and reduced productivity by the Company's sales force that may have affected revenues in a quarter. There can be no assurances that the Company will not continue to restructure its sales force or that the related transition issues associated with restructuring the sales force will not recur.

Possible Necessity for Additional Capital. Depending on the outcome of the currently filed class action lawsuit, the Company may require additional capital to fund its capital expenditures, product development and working capital requirements through 2000. In addition, any significant change in the Company's product development plans or marketing and distribution methods might require additional capital. If the Company is required in the future to seek additional capital through a new line of credit, asset-based lending or the sale of equity, no assurance can be given that such capital will be available on terms favorable to the Company, or at all. The sale of equity interests would dilute the ownership of current shareholders.

Enforcement of the Company's Intellectual Property Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection for the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Possibility of Infringement Claims. The Company may, in the future, receive notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grow and the functionality of products overlaps. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations or financial position could be materially adversely affected.

Possible Volatility of Stock Price. The market price of the Company's common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of the common stock may be significantly affected by factors such as the announcement of new products or product enhancements by the Company or its competitors, technological innovation by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates for the Company as a whole or for specific geographic areas, business units, products or product categories, changes in earnings estimates by market analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations which often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's common stock.

Limited Market for Common Stock; Absence of Dividends. The common stock of the Company is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol CAWC. However, as is the case for many other stocks on the OTCBB, the trading volume in the Company's stock is insignificant. In addition, most of the Company's stock is privately held. As a result, the market for the Company's stock is limited. Management of the Company anticipates that the expansion of the shareholder base and continuing improvements in operating results would enhance the liquidity of the Company's shares in the future. However, there can be no assurance that a meaningful trading market will develop.

Since the Company's inception, the Company has not paid dividends on its common stock, and does not anticipate paying any dividends in the foreseeable future.

Year 2000. As of the date of this filing, the Company currently knows of no significant Year 2000-related failures that have occurred in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as its Chief Executive Officer and President. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. The plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the company's stock to defraud investors, in violation of state securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On August 24, 2000, a shareholder filed a complaint against the Company, its Chief Executive Officer and President with the Orange County Superior Court based on the same allegations and seeking the same damages as in the class action suit described above. The Company expects that this suit will be consolidated with the class action. The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operations or financial position.

Item 2. Changes in Securities

During the three month period ended June 30, 2000, the Company completed a private placement of 2,654,971 shares of its common stock. The offering price per share was $4.00 per share (on a post-split basis) and the Company received an aggregate of
$8,779,898 in proceeds from the offering. The Company paid commissions and expenses in the aggregate amount of $521,659 in connection with the offering. The offering was made by the Company in reliance on the provisions of Rule 506 of Regulation D promulgated under the Act and the shares were offered solely to accredited investors as that term is defined in Rule 501 of such regulation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits -

   	          27  - Financial Data Schedule

  (b) Reports on Form 8-K -

                  Filed on May 2, 2000 for Item  4.
                  Change in Registrant's Certifying Accountant.

                  Filed on May 16, 2000 for Item 5, Other Events and Item 7, Financial Statements and Exhibits relating to the Company's private placement of its common stock.

                  Filed on May 31, 2000 amending the filing on May 16, 2000 for Item 5, Other Events and Item 7, Financial Statements and Exhibits relating to the Company's private placement of its common stock.

                           SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 CALIFORNIA SOFTWARE CORPORATION
                          (Registrant)

Date: September 22, 2000

By:/s/Lawrence J. Jagiello

Lawrence J. Jagiello,
Chief Financial Officer and Principal Accounting Officer






                                -10-
                                END