Form 10KSB/A
period 1999-12-31
CALIFORNIA SOFTWARE CORP
filed 2000-10-18
CIK 1077913

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                    ------------------------

                          FORM 10-KSB/A

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             TRANSITION PERIOD FROM __________ TO __________

                 CALIFORNIA SOFTWARE CORPORATION
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                          88-0408446
(STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                 NO.)

  2485 MCCABE WAY, IRVINE, CALIFORNIA              92614
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
 (949) 553-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
   COMMON STOCK, $.001 PAR VALUE PER SHARE, 20,000,000 SHARES
 AUTHORIZED, 6,541,800 ISSUED AND OUTSTANDING AS OF DECEMBER 31,
                              1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $18,866,657 as of September 30, 2000.

The  number of shares of Common Stock outstanding as of September
30, 2000 was 12,577,771.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:
                         Yes [  ] No [X]

THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

                        TABLE OF CONTENTS

PART I

Item 1. DESCRIPTION OF BUSINESS                             1

Item 2. DESCRIPTION OF PROPERTY                             9

Item 3. LEGAL PROCEEDINGS                                   9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 10

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER    11
MATTERS

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF     12
OPERATION

Item 7. FINANCIAL STATEMENTS                                16

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                         30

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  31

Item 10. EXECUTIVE COMPENSATION                             32

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT                                              33

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     34

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K                   34

SIGNATURES                                                  35

                             PART I

ITEM 1.  BUSINESS.

OVERVIEW AND HISTORY

California Software Corporation, hereinafter referred to as the "Company" or "CSC", was incorporated in the State of Nevada on October 28, 1998 and markets a family of software products under the brand name BABY that support the migration of International Business Machines ("IBM") Midrange applications to the PC-LAN business environment.

The Company's predecessor, California Software Products, Inc. ("CSPI"), was founded in 1975 for the purpose of writing software programs for mainframe manufacturers. In 1980, CSPI was approached by the PC Division of IBM to write a program that would compile System/32 software to run on a personal computer. The development continued throughout the eighties adding new features and updating current programs as IBM introduced newer computer systems. When IBM disbanded the PC Division and the AS/400 Division chose not to continue the relationship, CSPI continued to improve its products on its own.

In the early eighties, CSPI's founders pioneered the first personal computer ("PC")-based Report Generation Language ("RPG") compilers, which are a core functionality of the BABY product line. As the development environment expanded, the products evolved to allow a user to execute Midrange applications on a PC network in "native" mode without the need for complete redevelopment of the application's source code. Over the past decade, the BABY brand has gained a significant franchise in the worldwide marketplace with more than 100,000 users in fifty-six countries.

In  late  1996,  CSPI  was purchased by Bruce  Acacio  and  Carol
Conway. In January 1997, CSPI filed for Chapter 11 protection under federal bankruptcy law due to an unresolved conflict with a major creditor. The reorganization plan put forth by management was approved by the courts in October 1997.

On January 12, 1999, the Company acquired the net assets of CSPI with a historical cost of $700,840 in exchange for a Common Stock subscription. Since CSPI's line of business was substantially the same as the Company's, and the shareholders, officers, and directors of CSPI and CSC were substantially the same, the Company valued the net assets acquired from CSPI at their historical cost. On January 27, 2000, the subscription was converted into 2,000,000 shares of the Company's Common Stock.

INDUSTRY BACKGROUND

The IBM AS/400 and its predecessors, System/32, System/34, System/36, and System/38 - collectively called IBM Midrange systems - are a class of machines substantially different from widely familiar PCs. The System/36, superceded by the AS/400, served as a popular computing solution for business applications for many years after IBM's introduction of these two systems in 1983 and 1988, respectively. Midrange systems were popular because, at the time of their introduction, they were far more powerful than individual PCs and were capable of supporting environments with hundreds of users. While the AS/400 made the System/36 obsolete, industry sources estimate that approximately 250,000 System/36 systems remained in use worldwide at the end of 1995. Industry publications estimate that there are over 700,000 AS/400 systems deployed worldwide at the end of 1999.

The wide acceptance of IBM Midrange systems fed off a large number of available software applications, both custom and pre-packaged, that ran on them. Over 28,000 business programs were written for those systems - more than for any other platform. Thus, in adopting IBM's Midrange computing platforms, businesses and the independent software vendors ("ISVs") that supported them invested substantial resources developing application software that could perform a wide variety of manufacturing, accounting, and other information-management functions. According to industry sources, by 1995, an estimated 25,000 software applications had been developed for use on AS/400 systems. Indeed, the development of applications software intended for use on IBM's Midrange computing platforms continues assisted by approximately 8,000 ISVs. In 1995, those ISVs generated an estimated $2.5 billion in revenues from AS/400 applications software sales.

Despite the platform's multiple advantages, IBM Midrange users and developers have historically been constrained by the non-graphical and proprietary nature of IBM's operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as UNIX or Windows NT(TM). This factor became increasingly important in recent years as PC networks became far more powerful and the number of PC users grew to the point where virtually all business people use them daily. Today, Midrange systems appear old-fashioned to many information
management  professionals.   Since  the  late  1980s,  decreasing
prices and increasing functionality in information technology products led to increased market acceptance of open systems and customer demand for information technology products based on such
systems.   According  to  some estimates,  sales  of  server/host
systems based on the UNIX and Windows NT(TM) operating systems will increase to $40 billion annually in the year 2000, up from an estimated $22 billion in 1996. Industry sources estimate that the UNIX applications software market is currently smaller, but growing faster, than the AS/400 applications software market.

The shift in position of the AS/400 from the operating platform to a passive server on a network raises the issue of integrating a huge bank of reliable, but proprietary, text screen applications into a network environment. The four major approaches to integrating System/36 and AS/400 systems into LAN environments may be summarized as follows:

* Re-engineering - Re-engineering requires rewriting existing applications software to enable it to operate on a new computing platform. Since this entails completely rewriting applications software to meet customer requirements, it often results in increased cost, risk of failure, disruption and delay.

* Packaged Solutions - Migrating to a new computing platform can sometimes be accomplished by installing an applications software package that has been independently developed to run on open or portable platforms. While a substantial number of
  packaged   software  applications  are  available,   businesses
  implementing this approach will often have to abandon their investment in existing databases and software and may incur substantial retraining costs.

* Rehosting - Rehosting involves migration of applications software to a new computing platform with minimal change to the source code. Rehosting is achieved by rebuilding applications software to run efficiently on the new computing platform. This solution often enables businesses to enjoy the continued use of their existing programs and databases, reduces retraining costs and takes full advantage of a new computing platform.

* Refacing - Refacing involves replacing the "green-screen" interface with a graphical user interface ("GUI"). The source code must still be run on the original computing platform or in a replicated environment. This is frequently the next step after rehosting an application to provide appearance and operation virtually identical to other Windows(TM) applications running in the environment.

Re-engineering custom applications or moving to a new packaged solution poses a significant financial risk to a business. Rewriting an application is not a line-for-line process because programming languages have different characteristics. As a result, businesses that elect to reengineer their software may expect new applications to have errors that must be corrected. A packaged solution usually requires extensive modifications in order to meet particular business requirements. During the implementation period, users may need retraining and the incidence of user errors may increase. Businesses may have to deal with the risk of loss of customer, sales, financial, and/or operations data during the conversion.

The Company's expertise is in rehosting and refacing - the two approaches that require minimal retraining costs and offer continued use of existing programs and databases. The Company's products replicate the IBM Midrange operating environments under Windows(TM) whereby an applications developer can take older IBM Midrange programs that meet current business requirements and run them on an Windows NT(TM) network. Moreover, the developer can utilize another of the Company's products to add a GUI that does for Midrange applications what Windows 3.x and Windows 95/98 did for DOS applications. The Company also provided a Year-2000 compliant platform for System/3x programs, which in turn extended the life of the Midrange applications at a relatively low cost to the developer.

ISVs must also adapt to customer demands associated with increased popularity of new computing platforms. ISVs that have developed successful AS/400 applications software are faced with the challenge of migrating their products to new platforms to meet customer demands while maintaining their existing customer base for applications software running on the AS/400 platform. The Company's products are an excellent choice for such ISVs because BABY development tools do not modify the RPG source code. Moreover, screens developed with BABY/GUI can be used for both the AS/400 and Windows NT(TM) offerings. As a result, one set of code and screens can be maintained for both the Midrange and PC platforms.

COMPETITION

Competition in the rehosting end of the Company's business, including its BABY/AS2000 and BABY/36 products, is minimal and the Company enjoys market leadership in this space, as there are no other significant rehosting products available to the Company's knowledge. The Company's graphical products, including its BABY/GUI and BABY.COM products, which enable AS/400 text screens and deploy them to the Internet, compete directly with established market leader Seagull Software. While the Company considers itself a relative newcomer to this market, it anticipates that this technology will become the dominant business for the Company in the future.

PRINCIPAL PRODUCTS

The Company markets a family of software products under the brand
name  BABY.   The  products provide (a) software  solutions  that
allow business customers to migrate IBM Midrange RPG applications to the PC environment and to execute such applications in native
mode  on  a  PC  network  without  a  complete  rewrite  of   the
application's source code; (b) software designed to create a distributed processing environment including a true AS/400 client-
server   environment,  remote  site  operations,  deployment   of
specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to Windows NT(TM); and (c) GUI software that allows a developer of an AS/400 text-based application to present screens with Windows(TM) point-and-click functionality. Once the application runs on a BABY system, the developer deploys his application by purchasing a BABY runtime license for every user of the software. As a result, businesses and companies worldwide use the Company's family of BABY products for off-loading their program development by moving their source code to the PC, where it can be modified, recompiled, and debugged using BABY products. These programs can then be run on the PC or the Midrange system. The Company currently offers the following applications:

* BABY/AS2000 - BABY/AS2000 is a powerful PC-based RPG/400 development, execution, and operating environment that combines all the benefits of PC and PC network technology with the power
and  versatility of an IBM AS/400 Midrange computer.   Existing
source  code  is downloaded to the PC, recompiled and  executed
without  the  need  for redevelopment.   New  programs  can  be
developed,  compiled  and debugged on  the  PC  platform.   New
applications can be executed on the PC or uploaded to the AS/400. BABY/AS2000 allows users to preserve their existing application software investment, improve system performance and end-user response time, avoid the high cost of Midrange system upgrades, lower maintenance and system operations cost, integrate RPG/400 application data with existing PC applications, increase end user productivity and performance and shorten new user training time.

* BABY/AS2000 Client Server - The BABY/AS2000 Client-Server rapidly converts AS/400 legacy applications into client-server
solutions  without  the  need  for  any  redevelopment  of   PC
functionality. With BABY/AS2000 Client Server, portions of the legacy application targeted to become PC Clients can be downloaded to the PC and recompiled creating PC-based object code. The PC-based RPG application is able to execute for the Client and continue to use the data files residing on the AS/400 (true client-server). This makes it possible to rapidly turn a legacy application into a client-server application, eliminating the need for reprogramming or learning new PC-based languages. Benefits of the BABY/AS2000 Client-Server include eliminating redevelopment of application functionality, rapid implementation cycle with low project completion risk, minimal project and staff investment, no learning curve for new PC based programming languages, no requirement to move the original source code from the AS/400, increased end user productivity and performance and shortened application training time for new users.

* BABY/36 - BABY/36 is a powerful PC-based RPG II development, execution and operating environment for the migration of System/36 applications to a PC stand-alone or network environment without the need for any redevelopment. Many users have replaced their System/36 with PC networks and were able to easily migrate their System/36 applications in a matter of days. Benefits of BABY/36 include the ability to preserve existing application software investments, improved system performance and end user response time, avoiding the high cost of upgrading to an AS/400, lower maintenance and system operations cost, integration of RPG II application data with existing PC applications, increased end user productivity and performance, avoiding the cost of adding third party GUI products, shortened new user training time and the ability to execute System/36 applications on portable PCs and across remote locations.

* BABY/GUI - BABY/GUI is a powerful PC-based program that allows a software developer to transform System/36 and AS/400 text-based applications into icon-driven Windows(TM) screens with point-and-click functionality. On-the-fly conversion gives an application an appearance somewhat better than most 5250 emulation products. The visual editor provides the tools to customize the application by moving or deleting objects from the screen, adding logos and graphics, turning function keys into menus or buttons, changing the color and font of labels and fields, displaying subfiles as list boxes, creating multi-level task bars, adding sophisticated metaphors like tabs and notebooks, and other standard and custom Windows(TM) features. BABY/GUI facilitates the conversion through a powerful recognition engine that identifies application features for automatic transformation. Prepared and user-defined scripts provide additional auto-conversion functionality. Screens modified with BABY/GUI can be displayed using either the AS/400 or BABY/AS2000 platforms. Thus, a developer offering his application on both platforms has only one set of screens to maintain.

Services and Support

The Company currently supports its products with a team of technical experts that can assist clients in a smooth migration to the PC environment. The Company believes its technical support team and implementation consultants are well equipped to support IBM Midrange, PC, connectivity hardware, and operating system environments. The Company also offers services such as:

* Pre-Migration Analysis - Analysis and preparation of a customer's software and hardware environment for migration to the Company's products.

* Client-Server Consulting - Assistance in planning for and converting legacy application environments to client/server environments.

*      Application   Migration  Services  -  Migration   of   RPG
  applications to the Company's PC-based operating environment.

* Implementation Service - On-site installation of migrated applications, technical training and configuration of the PC environment for program execution.

DISTRIBUTION, MARKETING AND CUSTOMER RELATIONS

The Company sells its products and services in North America directly to end-users and through a network of value added resellers ("VARs"), who bundle their own Midrange applications with the BABY products into a single PC offering. The Company also markets its products overseas through an international distributor network of IBM Business Partners and software houses. The Company is an IBM AS/400 Partner in Development and a
Microsoft Solution Provider. No single customer accounts for a material portion of the Company's revenues.

The Company is currently marketing and distributing its services and products through a direct sales force. The Company believes that its multi-channel distribution strategy will enable it to effectively market its software and services to a wide range of potential customers. The Company has also established and will continue to establish marketing and distribution relationships through a broad range of channels including VARs, distributors and manufacturers representatives, as well as direct sales representatives. In addition, the Company employs direct mail, advertising, seminars, trade shows, telemarketing, and on-going customer and third-party communications programs.

The Company has organized its information technology services business such that each service technician maintains a direct relationship with certain of the Company's service customers. Specific marketing programs will vary by target customer. The Company believes that its direct sales approach, including having Company service technicians serve as client-relationship managers, has led to better account penetration and management, better communication and long-term relationships with its clients and greater opportunities for follow-on sales of products and services to its client base.

NEW PRODUCT OFFERINGS

BABY.COM - An add-on module planned for late 2000, BABY.COM will be sold separately to users of BABY/GUI and will allow a developer to Internet-enable his product. This product will create a synergistic marketing environment for BABY/AS2000, BABY/GUI and BABY/36.

PROPRIETARY RIGHTS

The Company has a registered United States trademark for its family of BABY software technology. Management is currently planning to register additional copyrights and/or trademarks to fully protect its software. In addition, the Company is protecting new proprietary technological advancements as trade secrets until appropriate measures can be taken for protection.

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

The Company did not incur any research and development costs from October 28, 1998 (date of inception) through December 31, 1998. However, during the year ended December 31, 1999, the Company incurred research and development expenses of $414,992 with respect to its current and future products. The cost of such activities were not borne by the Company's customers.

The Company has added new features to both BABY/36 and BABYAS/2000 to allow Internet access. A product called BABY/GUI was released in the third quarter of 1999. Much of the technology for the GUI product has been released as a component of BABY/36; as a result, most of the research and development has already been completed. BABY/GUI creates a GUI for software companies and users of the IBM AS/400 computer itself, whether they purchase the Company's original BABY series of products or not. In short, AS/400 users not wishing to deploy their software on PCs can maintain their IBM Midrange computer and make their software appear more modern.

Users of more current software running under Windows(TM) have come to expect graphical point and click software. BABY/GUI allows software companies and end users the ability to create graphical screens without having to rewrite their non-graphical text-based
software.   Having created these new graphical screens,  BABY.COM
allows customers to save these screens in DHTML format and deploy them on the Internet.

EMPLOYEES

At  September 30, 2000, the Company had thirty-seven  (37)  full-
time  employees.   The  Company's  employees  are  currently  not
represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

RISK FACTORS

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-KSB/A that are not historical facts (including, but not limited to statements contained in "Item 6 - Management's Discussion and Analysis or Plan of Operations" of this Report on Form 10-KSB/A relating to liquidity and capital resources) may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-KSB/A, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

Exposure  to  Damages as a Result of Litigation.  On  August  17,
2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. The plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper. Additionally, on August 24, 2000, a shareholder filed a complaint against the same defendants in the United States District Court for the Central District of California, based on the same allegations and seeking the same damages as in the class action suit described above.

In addition, on or about September 11, 2000, a third shareholder class action was commenced in the United States District Court for the Central District of California, against the same defendants. This complaint is based upon the same allegations and seeks the same relief as in the class action suits described above. Finally, on or about September 21, 2000, a fourth shareholder class action was commenced in the same court against the same defendants. This class action suit is based upon the same allegations and seeks the same relief as described above.

The Company expects that the above suits will be consolidated into a single class action.

The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them. The pending securities actions are in the early states of procedure. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation may be expected to have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition. Such litigation may also have the effect of discouraging potential acquirors from bidding for the Company or reducing the consideration such acquirors would otherwise be willing to pay in connection with an acquisition.

Dependence on Principal Products. For the year ended December 31, 1999, the Company's core of BABY products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

Product Concentration. As previously noted, the Company derives most of its revenues from products that replicate the AS/400 environment on a personal computer platform and provides a GUI for those text-screen applications. As a result, the Company's future operating results are dependent upon the continued widespread use of the AS/400. Because there can be no assurance that the AS/400 platform will continue to be used in the foreseeable future, a decline in demand for AS/400 products and hence the Company's software products could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Uneven Patterns of Quarterly Operating Results. The Company's revenues in general are relatively difficult to forecast and vary from quarter to quarter due to various factors, including the (i) relatively long sales cycles for the Company's products, (ii) size and timing of individual transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (iii) introduction of new products or product enhancements by the Company or its competitors, (iv) potential for delay or deferral of customer implementations of the Company's software, (v) changes in customer budgets, (vi) seasonality of technology purchases and other general economic conditions, and (vii) changes in the pricing policies of the Company or its competitors. Accordingly, the Company's quarterly results are difficult to predict until the end of the quarter, and delays in product delivery or closing of sales near the end of a quarter have historically caused and could, in the future, cause quarterly revenues and net income to fall significantly short of anticipated levels.

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

Acquisition  Strategy.   Although  the  Company  has  no  current
acquisition plans, it has addressed and may continue to address the need to develop new products, in part through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of a target company's business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

Hiring  and  Retention  of  Employees.  The  Company's  continued
growth  and  success  depend  to  a  significant  extent  on  the continued service of its senior management and other key employees and the hiring of new qualified employees. Competition for highly-skilled business, product development, technical and other personnel is becoming more intense due to lower overall unemployment rates as well as the boom in information technology spending. Accordingly, the Company expects to experience increased compensation costs that may not be offset through either improved productivity or higher prices. There can be no assurances that the Company will be successful in continuously recruiting new personnel and in retaining existing personnel. In general, the Company does not have long-term employment or non-competition agreements with its employees. The loss of one or more key employees, or the Company's inability to attract additional qualified employees or retain other employees, could have a material adverse effect on the continued growth of the Company.

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

Possible Necessity for Additional Capital. Depending on the outcome of the currently filed class action lawsuits, the Company may require additional capital to fund its capital expenditures, product development and working capital requirements through 2000. In addition, any significant change in the Company's product development plans or marketing and distribution methods might require additional capital. If the Company is required in the future to seek additional capital through a new line of credit, asset-based lending or the sale of equity, no assurance can be given that such capital will be available on terms favorable to the Company, or at all. The sale of equity interests would dilute the ownership of current shareholders.

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

Limited Market for Common Stock; Absence of Dividends. The common stock of the Company is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CAWC". However, as is the case for many other stocks on the OTCBB, the trading volume in the Company's stock is insignificant. In addition, most of the Company's stock is privately held. As a result, the market for the Company's stock is limited. Management of the Company anticipates that the expansion of the shareholder base and continuing improvements in operating results would enhance the liquidity of the Company's shares in the future. However, there can be no assurance that a meaningful trading market will develop.

Year 2000. As of the date of this filing, the Company currently knows of no significant Year 2000-related failures that have occurred in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

ITEM 2.  PROPERTIES.

As of December 31, 1999, the Company's corporate headquarters were located in approximately 6,000 square feet of office space located at 2901 South Pullman, Santa Ana, California 92705 through a sublease arrangement with CSPI, the original lessee under the lease, and Rayson Associates, the master lessor. The sublease is for approximately $0.98 per square foot ($5,851.40 per month) from October 1, 1997 to May 15, 1998, increasing to $1.20 per square foot ($7,228.20 per month) from January 12, 1999 through September 30, 1999, and increasing to $1.26 per square foot ($7,572.40 per month) from October 1, 1999 to September 30, 2000.

In February 2000, the Company entered into a new lease agreement for its corporate headquarters with McCabe Way Irvine, LLC for approximately 10,668 square feet located at 2485 McCabe Way, Irvine, CA 92614. The lease is for a five year term, with one five-year option, with monthly lease payments ranging from $22,403 to $24,003.

ITEM 3.  LEGAL PROCEEDINGS.

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. The plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On or about August 21, 2000, another shareholder class action was commenced in the United States District Court for the Central District of California against the Company, Mr. Acacio and Ms.
Conway. The complaint is based on the same allegations and seeking the same relief as in the class action suit described above.

On or about September 11, 2000, a third shareholder class action was commenced in the United States District Court for the Central District of California against the Company, Mr. Acacio and Ms.
Conway. This complaint is based on the same allegations and seeks the same relief as in the class action suits described above.

Finally, on or about September 21, 2000, another shareholder class action was commenced in the United States District Court for the Central District of California against the Company, Mr. Acacio and Ms. Conway. This complaint is based on the same allegations and seeks the same relief as in the class action suits described above.

The Company expects that the above suits will be consolidated into a single class action.

The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

The common stock of the Company, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CAWC". There was no active trading market for the Common Stock prior to November 29, 1999, the commencement of the Company's trading on the OTCBB.

The  table below reflects the high and low closing prices of  the
Common  Stock, as reported by the OTCBB, from November  29,  1999 through December 31, 1999.

                                        HIGH              LOW
    1999
    Fourth Quarter (beginning           $1.00            $0.19
    November 29, 1999)

HOLDERS

As of September 30, 2000, there were 176 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

The Company has not paid cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

On or about October 28, 1998, the Company completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 5,400,000 shares of its Common Stock to its founders for an aggregate amount of $7,175, consisting of $2,800 cash and the forgiveness of a loan owed to the stockholders for corporate consulting and incorporation costs that were paid for by the stockholders in the amount of $4,375.

On or about December 7, 1998, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. Through the Company's principal underwriter, Campbell, Mello and Associates, the Company sold 1,141,800 shares of Common Stock at a price of $0.025 per share. The Company received cash in the amount of $25,545, net of offering costs of $3,000.

On January 12, 1999, the Company acquired the net assets of CSPI with a historical cost of $700,840 in exchange for a Common Stock subscription. Since CSPI's line of business was substantially the same as the Company's, and the shareholders, officers, and directors of CSPI and CSC were substantially the same, the Company valued the net assets acquired from CSPI at their historical cost. On January 27, 2000, the subscription was converted into 2,000,000 shares of the Company's Common Stock.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION.

                   FORWARD LOOKING STATEMENTS

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. FORWARD-LOOKING STATEMENTS ARE MADE BASED UPON MANAGEMENT'S CURRENT EXPECTATIONS AND BELIEFS CONCERNING FUTURE DEVELOPMENTS AND THEIR POTENTIAL EFFECTS UPON THE COMPANY. THERE CAN BE NO ASSURANCE THAT FUTURE DEVELOPMENTS AFFECTING THE COMPANY WILL BE THOSE ANTICIPATED BY MANAGEMENT. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN THE FORWARD-LOOKING STATEMENTS.

PLAN OF OPERATION

Over the next twelve months, the Company plans on continuing its research and development activities to develop enhancements to existing products as well as working to develop new products. In connection with these activities, the Company plans on launching the following new product during 2000:

     BABY.COM - An add-on module planned for late 2000, BABY.COM will be sold separately to users of BABY/GUI and will allow a developer to Internet-enable his product. This product will create a synergistic marketing environment for BABY/AS2000, BABY/GUI, and BABY.COM.

The Company anticipates that the development of new products, coupled with a planned expansion of its sales force, may require the Company to seek alternative means of financing. Accordingly, the Company is exploring different avenues of financing. In addition, depending on the outcome of the aforementioned class action lawsuits, the Company may be required to seek additional financing to sustain its operations. There can be no assurance that the Company will be able to secure financing on terms acceptable to the Company, or at all. As a result of these factors, the Company is presently unable to estimate how long it can satisfy its cash requirements.

RESULTS OF OPERATIONS

At December 31, 1998, the Company was considered a development stage company as defined by SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises". Effective January 12, 1999, the Company commenced operations, began recording revenue, and was no longer considered to be in the development stage.

Software Sales. Software sales consist of sales of the Company's BABY software products. Software sales for the twelve months ended December 31, 1999 were $2,571,164. Most of the revenues during 1999 were the result of upgrading current customers on the Company's rehosting products to prepare them for the launch of the Company's new BABY/GUI and BABY.COM products. This is expected to allow the Company to expand its potential customer base to a much broader target of installed IBM AS/400 users. The Company anticipates that these products will account for a majority of the Company's sales in the future.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the year ended December 31, 1999 was $135,834. It is anticipated that revenue from these sources will increase over the next twelve months as the Company expands its user base.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"), which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the year ended December 31, 1999, the Company incurred research and development costs of $414,992. As a percentage of revenue, research and development costs for the year ended December 31, 1999 were 15.3%. The Company did not incur any research and development costs for the year ended December 31, 1998. The Company believes that research and development expenditures are essential to maintaining a competitive position and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the year ended June 30, 1999, selling, general and administrative expenses were $2,686,999. As a percentage of revenue, selling general and administrative expenses for the year ended December 31, 1999 were 99.3%. For the year ended December 31, 1998, selling, general and administrative costs were $17,325. The Company expects that selling, general and administrative costs, especially those related to sales and marketing efforts, will continue to increase in the future.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the year ended December 31, 1999 was $13,100. As a percentage of revenue, depreciation and amortization for the year ended December 31, 1999 was 0.5%. There was no depreciation or amortization for the year ended December 31, 1998. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of an increase in property and equipment acquired as a part of any possible future acquisitions made by the Company.

Other Income/Expense,Net. Other income/expense primarily consists of imputed interest expense calculated on the liabilities assumed by the Company in connection with its acquisition of CSPI in January 1999, offset by interest income received from investments of the Company's excess cash balances. Net other expense for the year ended December 31, 1999 was $11,644 or 0.4% of revenue. There was no net other expense or income for the year ended December 31, 1998.

Income  Taxes.   The  Company did not  record  any  tax  benefits
arising  from losses from operations for the years ended December
31, 1999 and 1998.

Net Income / Loss. For the year ended December 31, 1999, the Company recorded a net loss of $419,737 or $0.06 per common share as a result of the factors described above. For the year ended December 31, 1998, the Company recorded a net loss of $17,325 or $0.00 per common share as the result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $419,737 and $17,325 for the years ended December 31, 1999 and 1998, respectively. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock. On or about October 28, 1998, the Company completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 5,400,000 shares of its Common Stock to its founders for an aggregate amount of $7,175, consisting of $2,800 cash and the forgiveness of a loan owed to the stockholders for corporate consulting and incorporation costs that were paid for by the stockholders in the amount of $4,375. On or about December 7, 1998, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. The Company sold 1,141,800 shares of Common Stock at a price of $0.025 per share, for proceeds of $25,545, net of offering costs of $3,000.

Net cash provided by operations for the year ended December 31, 1999 was $87,292, while net cash used by operations for the year ended December 31, 1998 was $12,950. The positive cash flows generated from operations for the year ended December 31, 1999 were primarily due to the effects of non-cash charges; however, in the short term future, the Company believes that it may experience negative cash flows from operations as it restructures its sales efforts to prepare for supporting its new graphical and Internet-related products.

Net cash provided by investing activities for the year ended December 31, 1999 was $300,095. There was no cash provided by or used in investing activities for the year ended December 31, 1998. On January 12, 1999, the Company acquired the net assets of CSPI in the amount of $700,840, including cash of $349,950 in exchange for a subscription of the Company's Common Stock. On January 27, 2000, the Company issued 2,000,000 shares of its Common Stock to CSPI. The Company expects to continue to invest in capital and other assets to support its growth.

Net cash provided by financing activities for the year ended December 31, 1998 was $28,345, which was derived entirely from the two stock offerings described above. There was no cash provided by or used in financing activities for the year ended December 31, 1999. The Company anticipates that it may seek additional capital in the future to support its business plan.

At December 31, 1999, cash and cash equivalents totaled $402,782, up  $387,387 from $15,395 at December 31, 1998.  In addition,  at
December  31, 1999, the Company had working capital  of  $244,327 and an accumulated deficit of $437,062.

In June 2000, the Company completed a private placement of 2,654,971 shares of its common stock. The offering price per share was $4.00 per share and the Company received an aggregate of $8,779,898 in proceeds from the offering. The Company paid commissions and expenses in the aggregate amount of $547,259 in connection with the offering. The offering was made by the Company in reliance on the provisions of Rule 506 of Regulation D promulgated under the Exchange Act of 1934, and the shares were offered solely to accredited investors as that term is defined in Rule 501 of such regulation. The Company intends to use the proceeds of this offering for working capital, acquisitions, and other corporate purposes.

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. The plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On August 24, 2000, a shareholder filed a complaint against the Company, Mr. Acacio and Ms. Conway with the United States District Court for the Central District of California, based on the same allegations and seeking the same relief as in the class action suit described above.

On or about September 11, 2000, a third shareholder class action was commenced in the United States District Court for the Central District of California against the Company, Mr. Acacio and Ms.
Conway. This complaint is based on the same allegations and seeks the same relief as in the class action suits described above.

On or about September 21, 2000, a fourth shareholder class action was commenced in the same court and against the same defendants as in the prior class action suits. This class action suit is based on the same allegations and seeks the same relief as described above.

The Company expects that the above suits will be consolidated into a single class action.

The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operations or financial position.

The Company had no significant commitments for capital expenditures at September 30, 2000. Depending on the outcome of the above-mentioned securities litigation currently filed against the Company, the Company may be required to raise additional funds to meet its working capital and capital expenditure needs through the next twelve months.

Item 7. Financial Statements.



                        TABLE OF CONTENTS

                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                17

BALANCE SHEET                                               18

STATEMENTS OF OPERATIONS                                    19

STATEMENT OF STOCKHOLDERS' EQUITY                           20

STATEMENTS OF CASH FLOWS                                    21

NOTES TO FINANCIAL STATEMENTS                               22

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
California Software Corporation

We have audited the accompanying balance sheet of California Software Corporation (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and the period from inception (October 28, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Software Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from inception (October 28, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.



/s/Stark, Tinter and Associates, LLC

Denver, Colorado
September 29, 2000

                 California Software Corporation

                          BALANCE SHEET
                        December 31, 1999
                           (Restated)

ASSETS

Current assets:
Cash and cash equivalents                    $ 402,782

Accounts receivable, net of allowance for      441,219
doubtful accounts of $427,864

Prepaids and other current assets               58,129

Total current assets                           902,130

Property and equipment, net                     52,171

TOTAL ASSETS                                 $ 954,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses        $ 488,722

Accrued payroll and related expenses           117,248

Deferred revenue                                51,833

Total current liabilities                      657,803

Commitments and contingencies (Note 5)

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000         -
shares authorized; no shares issued and
outstanding

Common stock, $0.001 par value; 20,000,000       6,542
shares authorized; 6,541,800 shares issued and outstanding

Additional paid-in capital                      26,178

Common stock subscribed                        700,840

Accumulated deficit                          (437,062)

Total stockholders' equity                     296,498

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 954,301


     See the accompanying notes to the financial statements.

                 California Software Corporation

                    STATEMENTS OF OPERATIONS
            For the Year Ended December 31, 1999 and
The Period from Inception (October 28, 1998) to December 31, 1998
                           (Restated)

                                               1999       1998
Revenues:
Software sales                           $2,571,164        $ -

Maintenance and other revenue               135,834          -

Total revenues                            2,706,998          -

Costs and expenses:

Research and development                    414,992          -

Selling, general, and administrative      2,686,999     17,325

Depreciation and amortization                13,100          -

Total costs and expenses                  3,115,091     17,325

Income (loss) from operations             (408,093)   (17,325)

Other income (expense), net                (11,644)          -

Income (loss) before provision for        (419,737)   (17,325)
income taxes

Provision for income taxes                        -          -

Net income (loss)                         $(419,737) $(17,325)

(Loss) per share - basic and fully diluted  $ (0.06)  $   0.00

Weighted-average shares outstanding -      6,541,800 6,208,043
basic and fully diluted

     See the accompanying notes to the financial statements.

                 California Software Corporation

                STATEMENT OF STOCKHOLDERS' EQUITY
For the Period From Inception (October 28, 1998) to December 31,
                              1999
                           (Restated)

                     Common Stock       Additional  Common      Accumulated  Total
                                        Paid-In     Stock       Deficit      Stockholders
                   Shares     Amount    Capital     Subscribed  Equity

October 28, 1998        -       $ -        $ -           $ -          $ -           $ -

Issuance of      5,400,000    5,400      1,775             -            -         7,175
common stock to
founding
shareholders

Issuance of      1,141,800    1,142      24,403            -            -        25,545
common stock

Net loss                 -        -           -            -      (17,325)      (17,325)

Balance at       6,541,800   $6,542     $26,178          $ -     $(17,325)      $15,395
December 31,
1998

Subscription of         -         -           -      700,840            -       700,840
common stock for
acquisition of
CSPI assets

Net loss                -         -           -            -     (419,737)     (419,737)

Balance at      6,541,800    $6,542     $26,178     $700,840    $(437,062)     $296,498
December 31,
1999

     See the accompanying notes to the financial statements.

                 California Software Corporation

                    STATEMENTS OF CASH FLOWS
           For the Period Ended December 31, 1999 and
The Period From Inception (October 28, 1998) to December 31, 1999
                           (Restated)
                                                 December 31,
                                               1999       1998

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 (419,737)   (17,325)
  Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization              13,100          -

  Allowance for doubtful accounts           497,214          -

  Writedown of obsolete inventory            84,828          -

  Issuance of common stock for services           -      4,375

  Changes in operating assets and
  liabilities:

  Accounts receivable                        63,762          -

  Prepaids and other current assets        (25,291)          -

  Accounts payable and accrued expenses   (108,847)          -

  Accrued payroll and related expenses      (5,070)          -

  Deferred revenue                         (12,667)          -

  Net cash provided by (used in)             87,292   (12,950)
  operating activities

  CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of CSPI assets, net of cash      349,950          -
  acquired

  Acquisition of property and equipment    (49,855)          -

  Net cash provided by investing            300,095          -
  activities

  CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock                        -     28,345

  Net cash provided by financing                  -     28,345
  activities

  Net increase in cash and cash             387,387     15,395
  equivalents

  Cash and cash equivalents, beginning       15,395          -
  of year

  Cash and cash equivalents, end of       $ 402,782   $ 15,395
  year

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for:

  Interest                                 $ 24,024        $ -

  Income taxes                                  $ -        $ -

  NON-CASH FINANCING AND INVESTING
  ACTIVITIES:

  Purchase of CSPI assets in exchange     $ 700,840        $ -
  for common stock subscription


     See the accompanying notes to the financial statements.

California Software Corporation
Notes to Financial Statements
December 31, 1999
(Restated)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

California Software Corporation (the "Company") was incorporated in the State of Nevada on October 28, 1998. The Company markets a family of software products under the brand name BABY that support the migration of International Business Machines ("IBM") Midrange applications to the PC-LAN business environment. The products provide (a) software solutions that allow business customers to migrate IBM Midrange RPG applications to the PC environment and execute such applications in native mode on a PC network without a complete rewrite of the application's source code; (b) software designed to create a distributed processing environment including a true AS/400 client-server environment, remote site operations, deployment of specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to NT; and
(c) graphical user interface software that allows a developer of an AS/400 text-based application to present screens with Windows point-and-click functionality. The Company's goal is to sustain market leadership in the management of midrange migration within the IBM AS/400 and PC-LAN business environment, and to build market share in the graphical products market.

Through  December  31,  1998,  the  Company  had  been   in   the
development  stage.   Effective January  12,  1999,  the  Company
commenced operations and was no longer considered to be in the development stage.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

Cash and Cash Equivalents

For  purposes of balance sheet classification and the  statements
of   cash   flows,  the  Company  considers  all  highly   liquid
investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies that limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customers' financial position and the risk with respect to trade receivables is further mitigated by the fact that the Company's customer base is highly diversified.

Inventory

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the estimated useful lives or lease terms, as appropriate.

Long-Lived Assets

The carrying amount of long-lived assets is reviewed if facts and circumstances suggest that it may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company estimates the future undiscounted cash flows of the businesses to which long-lived assets relate. When such estimates of the future undiscounted cash flows are less than the carrying amount of long-lived assets, the difference is charged to operations. The Company estimates the future undiscounted cash flows using historical results and current projections. If current projections of future cash flows are not achieved, the Company may be required to record reductions in the carrying values of long-lived assets in future periods.

Deferred Revenue

Deferred revenue primarily relates to support and maintenance agreements which have been paid for by customers prior to the performance of those services. Revenue from these services is recognized ratably over the term of the support or maintenance agreement.

Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for
software  revenue  recognition  transactions.   The  Company  has
adopted the provisions of SOP No. 97-2 for the fiscal year ended December 31, 1998. The Company recognizes revenue from sales of
its   products  upon  shipment,  provided  fees  are  fixed   and
determinable and collection is probable.

Research and Development Costs

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"), which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred.

Accounting for Stock-Based Compensation

Effective January 1, 1999, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock option plans. In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB No.
25.   The  Company does not expect the application of FIN  44  to have a material impact on its financial position or results of operations. There were no compensatory employee stock options issued or outstanding at December 31, 1999 or 1998.

Income Taxes

The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. A valuation allowance is established against deferred tax assets when management concludes that the "more likely than not" realization criteria has not been met.

Advertising Costs

The  Company  expenses  all  costs of  advertising  as  incurred.
Advertising costs included in selling, general and administrative
expenses   aggregated  $217,189  and  $0  in   1999   and   1998,
respectively.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be antidilutive.

Segment Information

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). In accordance with SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Recent Pronouncements

The FASB recently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

During August 2000 the Company filed a Form 8-K with the Securities and Exchange Commission ("the Commission") informing the Commission that it will restate its financial statements for 1999 and the first quarter of 2000. The restatement results from the Company's change in its revenue recognition policy from a method that did not comply with Generally Accepted Accounting Principles ("GAAP") to a method which does comply with GAAP.

The Company had previously recognized revenue upon shipment of its product to a customer for a trial period in order to allow the customer to determine whether to keep or return the product, with a reserve established to cover returns. Under the new policy, revenue is not recognized until the customer agrees to accept the product and collection of the fee is probable.

Following is a summary of revenue and income (loss) before income taxes:

                                   Previously  Restated
                                   Reported

Total revenue                     $10,246,193  $2,706,998

Net income (loss) before income    $3,350,493  $ (419,737)
taxes

The Company is currently involved in litigation as a result of this restatement (see Note 11).

NOTE 3. ACQUISITION

On January 12, 1999, the Company acquired the net assets of California Software Products, Inc. ("CSPI") with a historical cost of $700,840 in exchange for a common stock subscription. Since CSPI's line of business was substantially the same as the Company's, and the shareholders, officers and directors of CSPI and CSC were substantially the same, the Company valued the net assets acquired from CSPI at their historical cost. On January 27, 2000, the subscription was converted into 2,000,000 shares of the Company's common stock.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999:

     Computer equipment                  $47,081

     Office equipment                      5,100

     Leasehold improvements               13,090

                                          65,271

     Less accumulated depreciation and   (13,100)
     amortization

                                         $52,171

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

The Company had leased its corporate facilities under a non-cancelable operating lease agreement that expires in September 2000. The facility lease requires the Company to pay operating costs, such as property taxes, insurance and maintenance as well as provides for renewal options and provisions adjusting the lease payments based upon changes in the consumer price index. Rent expense for the years ended December 31, 1999 and 1998 totaled $93,081 and $0, respectively.

In February 2000, the Company entered into a new non-cancelable operating lease agreement for its corporate facilities. The lease is for a term of five years with an option to extend the lease for an additional five years at the conclusion of the original lease term.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more are as follows:


     2000                                      $ 157,764

     2001                                        268,836

     2002                                        273,633

     2003                                        280,038

     2004                                        286,437

     2005                                         72,009

                                              $1,338,717

Litigation

See Note 11, Subsequent Events.

NOTE 6. STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Board of Directors has the authority to issue shares of preferred stock, in one or more series, and containing certain rights and limitations, including dividend rights, voting rights, conversion privileges, redemption rights, and liquidation or sinking fund rights. No preferred stock has been issued or is outstanding at December 31, 1999 and the Company has no present plans to issue any shares of preferred stock.

Common Stock

On or about October 28, 1998, the Company completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 5,400,000 shares of its $0.001 par value common stock for $7,175 to its founders. Consideration for the common stock consisted of $2,800 cash and the forgiveness of a loan owed to the stockholders for corporate consulting and incorporation costs that were paid for by the stockholders in the amount of $4,375.

On or about December 7, 1998, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. The Company sold 1,141,800 shares of its $0.001 par value common stock at a price of $0.025 per share. The Company received cash in the amount of $25,545, net of expenses of $3,000.

Common Stock Subscription

On January 12, 1999, the Company acquired the net assets of California Software Products, Inc. ("CSPI") with a historical cost of $700,840 in exchange for a common stock subscription. Since CSPI's line of business was substantially the same as the Company's, and the shareholders, officers, and directors of CSPI and CSC were substantially the same, the Company valued the net assets acquired from CSPI at their historical cost. On January 27, 2000, the subscription was converted into 2,000,000 shares of the Company's common stock.

NOTE 7. NONRECURRING IMPAIRMENT CHARGE

In 1999, the Company discontinued selling a DOS-based version of its computer software. Because of this, an item that accounted for $84,828 of inventory became obsolete and was charged to operations.

NOTE 8. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

  U.S federal statutory rate       (34.0%)

  R&D credit                         9.5%

  Valuation reserve                 24.5%

  Total                                -%

As of December 31, 1999, the Company has a net operating loss carryforward of approximately $435,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2018 and 2019. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. The deferred tax asset relating to the operating loss carryforward of approximately $106,500 has been fully reserved at December 31, 1999.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company will from time-to-time make loans to or receive loans from its officers. These loans typically bear no interest and are due on demand.

On  December  13,  1999, the Company entered into  an  employment agreement  with Bruce Acacio, its President  and  Chief Executive
Officer.   The agreement  is for a three year term with the total
consideration to be paid summarized as follows:

                                  Year 1      Year 2    Year 3

 Annual Base Salary               $225,000    $300,000  $350,000

 Annual Bonus (1)                 $100,000    $100,000  $100,000

 Stock Options (shares) (2)        300,000     300,000   300,000

In addition, on December 13, 1999, the Company also entered into an employment agreement with Carol Conway, its Vice President and Chief Financial Officer. The agreement is also for a three year term with the total consideration to be paid summarized as follows:

                                     Year 1    Year 2    Year 3

 Annual Base Salary                  $180,000  $230,000  $280,000

 Annual Bonus (1)                    $100,000  $100,000  $100,000

 Stock Options (shares) (2)           250,000   250,000   250,000

(1) Bonuses are to be paid quarterly based upon a percentage of achievement of revenue goals set forth by the Company's Board of Directors.

(2) Option grants are to be issued at the end of each year during the term of the agreement, and are exercisable at the end of the initial term of the agreement.

Both agreements provide that, upon termination of the employee as a result of unlawful or dishonest acts by the employee,conviction of the employee of a felony offense, or a breach of any term of the employment agreement by the employee, the Company shall pay the employee the full amount of compensation accrued as of the date of termination. In addition, both agreements provide for immediate payment of all compensation due under the agreement for the remainder of the term of the agreement upon termination of employment due to a default or breach of any term of the agreement by the Company. Finally, both agreements contain non-competition provisions as well as provisions under which both officers will continue to serve the Company in the same capacity in the event of a change of control.

NOTE 10. EMPLOYEE BENEFIT PLAN

Effective January 12, 1999, the Company assumed the CSPI Savings and Investment Plan (the "Plan") in conjunction with the Company's acquisition of CSPI covering substantially all of the Company's employees. Employees may contribute up to 15% of their total compensation to the Plan. The Company is required to match 25% of the first $4,000 contributed to the Plan. 401(k) expenses for the Plan, including administrative costs, were $12,161 and $0, respectively, for the years ended December 31, 1999 and 1998.

NOTE 11. SUBSEQUENT EVENTS

Stockholders' Equity

On March 15, 2000 the Company effected a 2 for 1 forward stock split. All share and per share amounts have been restated to give effect to this split.

On March 15, 2000, pursuant to a private placement agreement dated November 23, 1999, the Company issued 600,000 shares of its common stock in exchange for cash of $200,000 and a note receivable in the amount of $74,332. The note bears no interest and matures on September 6, 2001.

On January 27, 2000, the Company converted a common stock subscription payable to CSPI resulting from the Company's January
12, 1999 acquisition of CSPI into 2,000,000 shares of the Company's common stock.

During the three months ended June 30, 2000, the Company completed a private offering of its common stock under the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company issued a total of 2,654,971 shares of its common stock in exchange for proceeds of $8,232,639, net of offering costs of $547,259.

Commitments

On February 1, 2000, the Company entered into an agreement for investor relations services. Under the terms of the agreement, the Company is to receive investor relations services for a nine month period from February 1, 2000 to October 31, 2000 in exchange for 420,000 shares of the Company's common stock valued at $0.625 per share. These shares were issued on March 6, 2000.

On February 1, 2000, the Company entered into an agreement for various corporate financial services. Under the terms of the agreement, the Company is to receive specified financial consulting services in exchange for 200,000 shares of the Company's common stock valued at $0.525 per share. These shares were issued on March 15, 2000.

On April 6, 2000, the Company entered into an agreement for investor relations services. Under the terms of the agreement, the Company is to receive investor relations services for a six month period from April 1, 2000 to September 30, 2000 in exchange for 150,000 shares of the Company's common stock valued at $5.10 per share. These shares were issued on April 14, 2000.

Litigation

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. The plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On August 24, 2000, a shareholder filed a complaint against the Company, Mr. Acacio and Ms. Conway with the United States District Court for the Central District of California, based on the same allegations and seeking the same relief as in the class action suit described above.

On or about September 11, 2000, a third shareholder class action was commenced in the United States District Court for the Central District of California against the Company, Mr. Acacio and Ms.
Conway. This complaint is based on the same allegations and seeks the same relief as in the class action suits described above.

On or about September 21, 2000, a fourth shareholder class action was commenced in the same court and against the same defendants as in the prior class action suits. This class action suit is based on the same allegations and seeks the same relief as described above.

The Company expects that the above suits will be consolidated into a single class action.

The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them. At this time it is not reasonably possible to estimate the range of damages, if any, that the Company might incur in connection with the above actions. However, the uncertainty associated with substantial unresolved litigation might be expected to have an adverse impact on the Company's business.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operations or financial position.

ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles
("GAAP")  for  software  revenue recognition  transactions.   The
Company had been improperly recognizing revenue on shipments of new products that failed to meet the criteria specified in SOP
No.  97-2.   The  Company's  independent  accountant  issued   an
unqualified opinion on the Company's financial statements for the year ended December 31, 1999, a copy of which was included in the Company's Annual Report on Form 10-KSB filed for the year then
ended.   In  addition, the Company filed a Form  10-QSB  for  the
three month period ended March 31, 2000 which contained financial statements that were also not prepared in accordance with the provisions of SOP No. 97-2. During the first quarter of 2000, the Company was seeking to list its Common Stock on the American Stock Exchange ("AMEX") and, during the listing process, was
notified   that  the  Company  would  need  to  submit  reaudited
financial statements for the year ended December 31, 1999 from another independent accountant because the Company was unable to provide evidence that its independent accountant met the peer review standards mandated by the American Institute of Certified Public Accountants ("AICPA"). On May 2, 2000, the Company's
Board   of  Directors  approved  a  resolution  engaging  a   new
certifying  independent  accountant,  Squar,  Milner,   Reehl   &
Williamson, LLP ("Squar"), who was initially engaged to perform a SAS 71 review of the Company's financial statements for the three months ended March 31, 2000. After appointing Squar, AMEX notified the Company that it would accept audited financial statements for the three month period ended March 31, 2000 in lieu of having the year ended December 31, 1999 reaudited by Squar. Squar subsequently notified the Company that it would not be able to perform this audit within the timeframe requested by
the  Company.   On  July  24, 2000, the  Company  engaged  a  new
certifying independent accountant, Stark, Tinter and Associates, LLP ("Stark") in order to complete the audit within the Company's
timeframe.    Upon   examination  of  the   Company's   financial
statements, Stark notified the Company that the method in which the Company used to record revenue was not in compliance with the provisions of SOP No. 97-2. The restated results for the years ended December 31, 1999 and 1998 included in this report on Form 10-KSB/A are prepared in accordance with GAAP, including the provisions of SOP No. 97-2.

                            PART III


ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and positions of the Company's directors, executive officers, and significant employees are as follows:

Name                    Age  Position

R. Bruce Acacio          40  President, Chief Executive
                             Officer and Chairman of the
                             Board

Carol Conway             57  Vice President, Chief
                             Financial Officer,
                             Secretary, Treasurer, and
                             Director

R. Dean Moore            61  Director of Development

Thomas Hoyt              37  Director of Worldwide Sales

Mr. Acacio is Chairman of the Board, President and Chief Executive Officer of the Company and has held those positions since the Company's inception. He was elected as the Company's Chairman on October 12, 1999 for a one year term. Mr. Acacio is the former President and Chief Executive Officer of CSPI. In January 1997, during Mr. Acacio's tenure as President and Chief Executive Officer, CSPI filed for Chapter 11 protection under federal bankruptcy law due to an unresolved conflict with a major creditor. At CSPI, Mr. Acacio was responsible for the release of new versions of CSPI's trademarked BABY/36 and BABY/AS2000 products. Prior to his involvement with CSPI, Mr. Acacio has held sales and middle management positions with UK-based conglomerate Lex Service, PLC and for IBM. In these positions, he has been responsible for turning around troubled operations and expanding business units.

Ms.  Conway  is  the  Vice  President, Chief  Financial  Officer,
Secretary, and Treasurer of the Company and has held those positions since the company's inception. She was elected as a director on October 12, 1999 for a one year term. Ms. Conway is the former CFO of CSPI. In January 1997, during Ms. Conway's tenure as Vice President and Chief Financial Officer, CSPI filed for Chapter 11 protection under federal bankruptcy law due to an unresolved conflict with a major creditor. At CSPI, Ms. Conway was directly involved in the planning and execution of new product releases, support and documentation of new versions of BABY/36 and BABY/AS2000. Prior to her involvement with CSPI, Ms. Conway held account and management positions with Ketchum Public Relations in San Francisco, California, servicing both the technology and consumer products sectors.

Mr. Moore is the Company's Director of Development and was one of the founding members of CSPI. At CSPI, Mr. Moore led the programming team that developed the compilers for the initial BABY offerings and expanded these products into the suites of programs that currently comprise BABY/36 and BABY/AS2000. Currently, Mr. Moore oversees all new product development at the Company.

Mr. Hoyt is the Company's Director of Worldwide Sales, and also held a similar position at CSPI. Prior to his involvement with CSPI, Mr. Hoyt held various software and hardware marketing positions at several technology companies including a Kodak subsidiary based in Hamburg, Germany. Mr. Hoyt is currently responsible for overseeing all sales activities of the Company.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid by the Company during the fiscal year ended December 31, 1999 to (i) the Company's Chief Executive Officer, and (ii) one individual who was the only executive officer, other than the Chief Executive Officer, who was serving as an executive officer at the end of 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                  ANNUAL
                                  COMPENSATION    ALL OTHER
    NAME AND PRINICPAL   YEAR     SALARY  BONUS   COMPENSATION
       POSITION (1)                  ($)    ($)            ($)

   R. Bruce Acacio       1999     $180,000    -       1,000(2)
   Chairman of the Board,
   President, and
   Chief Executive Officer

   Carol Conway          1999     $150,000    -      $1,000(2)
   Vice President, Chief
   Financial Officer,
   Secretary, and Treasurer

(1) No executive officer of the Company drew a salary from the Company prior to January 12, 1999.

(2)   These  payments consist of amounts funded by the  Company's
  401(k) plan for the year ended December 31, 1999.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

There  were  no  grants of stock options  to  any  of  the  Named
Executive Officers for the year ended December 31, 1999.

COMPENSATION OF DIRECTORS

The Company's only directors are its current executive officers who are already drawing a salary for the management of the Company. They do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for the Company to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

On  December  13,  1999, the Company entered into  an  employment agreement  with  Bruce Acacio, its President and Chief  Executive
Officer.   The agreement is for a three year term with the  total
consideration to be paid summarized as follows:

                                     Year 1    Year 2    Year 3

 Annual Base Salary                  $225,000  $300,000  $350,000

 Annual Bonus (1)                    $100,000  $100,000  $100,000

 Stock Options (shares) (2)           300,000   300,000   300,000

In addition, on December 13, 1999, the Company also entered into an employment agreement with Carol Conway, its Vice President and Chief Financial Officer. The agreement is also for a three year term with the total consideration to be paid summarized as follows:

                                     Year 1    Year 2    Year 3

 Annual Base Salary                  $180,000  $230,000  $280,000

 Annual Bonus (1)                    $100,000  $100,000  $100,000

 Stock Options (shares) (2)           250,000   250,000   250,000

(1) Bonuses are to be paid quarterly based upon a percentage of achievement of revenue goals set forth by the Company's Board of Directors.

(2) Option grants are to be issued at the end of each year during the term of the agreement, and are exercisable at the end of the initial term of the agreement.

Both agreements provide that, upon termination of the employee as a result of unlawful or dishonest acts by the employee, conviction of the employee of a felony offense, or a breach of any term of the employment agreement by the employee, the Company shall pay the employee the full amount of compensation accrued as of the date of termination. In addition, both agreements provide for the immediate payment of all compensation due under the agreement for the remainder of the term of the agreement upon the termination of employment due to a default or breach of any term of the agreement by the Company. Finally, both agreements contain non-competition provisions as well as provisions under which both officers will continue to serve the Company in the same capacity in the event of a change of control.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

The following table sets forth certain information as of September 30, 2000, with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.

                          COMMON STOCK

     Name and Address of        Amount and       Percent of
    Beneficial Owner (1)         Nature of      Common Stock
                                Beneficial
                                 Ownership

R. Bruce Acacio                  3,274,214 (2)     25.99%

David LaMarr                     3,274,214 (2)     25.99%

Carol Conway                     3,145,814         24.97%

All  executive  officers  and    6,420,028         50.96%
directors  as  a   group   (2 members)

Footnotes to Beneficial Owners:

(1)   The  address  of  each beneficial owner is  c/o  California
  Software Corporation, 2485 McCabe Way, Irvine, CA  92614.

(2) These shares are held by Mr. Acacio and Mr. LaMarr in joint tenancy.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company engaged the services of NevWest Securities Corporation ("NevWest") on November 23, 1999 as its investment banking firm in conjunction with corporate finance and investment banking services. The Company agreed to compensate NevWest for its services as a promoter with a warrant that permitted NevWest to purchase 600,000 shares of Common Stock in the Company. The principal terms of the warrant include an exercise price equal to 110% of the average daily closing price of the Company on the OTCBB (trading symbol: "CAWC"), calculated as of each day's closing bid over the course of the Company's first 30 days of available and/or active trading on the OTCBB. The warrant was exercisable within a period commencing 30 days after the first day of available and/or active trading of the Company on the OTCBB and expiring two (2) years from such commencement date. On February 7, 2000, NevWest exercised the warrant and paid the Company $200,000 cash and $74,032 in the form of a non-interest bearing promissory note with a maturity date of September 6, 2001.

The Company engaged the services of OTC Financial Network ("OTCFN"), a division of National Financial Communications Corp., a full service financial communications and investor relations firm assisting the Company in shareholder communications. For its services as a promoter, OTCFN received a fee payable in restricted Common Stock of the Company in the amount of 420,000 shares valued at $0.625 per share. These shares were issued to OTCFN on March 6, 2000.

The Company engaged the services of A to Z Consultants ("A to Z") to assist the Company in its shareholder communications. For its services as a promoter, A to Z received a fee payable in restricted Common Stock of the Company in the amount of 150,000 shares valued at $5.10 per share. These shares were issued to A to Z on April 14, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)  Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CALIFORNIA SOFTWARE CORPORATION

Date: October 17, 2000

 By:/s/R. Bruce Acacio

 R. Bruce Acacio
 Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/R. Bruce Acacio

R. Bruce Acacio
Chairman  of  the  Board and Chief Executive  Officer  (Principal
Executive Officer)
October 17, 2000

By:/s/Carol Conway

Carol Conway
President, Secretary, Treasurer and Director
October 17, 2000

By:/s/Lawrence J. Jagiello

Lawrence J. Jagiello
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
October 17, 2000

                        INDEX TO EXHIBITS

Exhibit  Name and/or Identification of Exhibit
Number

 2.1    Asset  Purchase  Agreement with  California  Software
        Products, Inc. (filed on September 14, 1999 as Exhibit 2 to the Registrant's Form 10-SB as amended and incorporated herein by reference)

 3.1 Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 28, 1998 (filed on September 14, 1999 as Exhibit 2 to the Registrant's Form 10-SB as amended and incorporated herein by reference)

 3.2    Bylaws of the Company adopted October 31, 1998 (filed on
        September 14, 1999 as Exhibit 2 to the Registrant's Form
        10-SB as amended and incorporated herein by reference)

 10.1   Assumption of Premise Lease dated September 25, 1997
        (filed on September 14, 1999 as Exhibit 2 to the Registrant's Form 10-SB as amended and incorporated herein by reference)

 10.2   Employment Agreement dated December 13, 1999 between the
        Company and R. Bruce Acacio

 10.3   Employment Agreement dated December 13, 1999 between the
        Company and Carol Conway

 27     Financial Data Schedule