Form 10QSB/A
period 2000-03-31
CALIFORNIA SOFTWARE CORP
filed 2000-10-18
CIK 1077913

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-15769

                 CALIFORNIA SOFTWARE CORPORATION
(Exact name of small business issuer as specified in its charter)

              Nevada                         88-0408446
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

   2485 McCabe Way, 2nd Floor,                 92614
        Irvine, California                   (Zip Code)
 (Address of principal executive
             offices)

                         (949) 553-8900
        (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date:
12,577,771

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

Yes [  ] No [X]

                 California Software Corporation
                        Quarterly Report
                  Period Ending March 31, 2000

                        Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet                                              1

Statements of Operations                                   2

Statements of Cash Flows                                   3

Notes to Financial Statements                              4

Item 2. Management's Discussion and Analysis               5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                11

Item 2.  Changes in Securities                            12

Item 3.  Defaults Upon Senior Securities                  12

Item  4.  Submission of Matters to a Vote of Security     12
Holders

Item 5.  Other Information                                12

Item 6.  Exhibits and Reports on Form 8-K                 12

SIGNATURES                                                13

                               -i-


PART I - FINANCIAL INFORMATION


Item 1. Unaudited Financial Statements


                 California Software Corporation
                          BALANCE SHEET
                           (unaudited)

                                      March 31, 2000
ASSETS

Current assets:
Cash and cash equivalents                 $2,162,365

Accounts receivable, net of allowance        415,747
for doubtful accounts of $427,864

Prepaids and other current assets            283,241

Total current assets                       2,861,353

Property and equipment, net                   63,993
Other assets                                  64,552

TOTAL ASSETS                              $2,989,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses       $415,775

Accrued payroll and related expenses         137,312

Deferred revenue                              73,125

Total current liabilities                    626,212

Contingencies (Note 4)

Stockholders' Equity
Preferred stock, $0.001 par value;                 -
5,000,000 shares authorized; no
shares issued and outstanding

Common stock, $0.001 par value;                9,766
20,000,000 shares authorized;
9,765,800 shares issued and
outstanding at March 31, 2000

Common stock subscribed                    2,000,000

Additional paid-in capital                 1,377,062

Accumulated deficit                      (1,023,142)

Total stockholders' equity                 2,363,686

TOTAL LIABILITIES AND STOCKHOLDERS'       $2,989,898
EQUITY


  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                              Three months ended March 31,
                                         2000       1999
Revenues:
Software sales                       $404,411   $763,240

Maintenance and other revenue          40,429     34,132

Total revenues                        444,840    797,372

Costs and expenses:
Research and development              117,035    103,748

Selling, general, and                 905,872    464,797
administrative

Depreciation and amortization           6,707      2,511

Total costs and expenses            1,029,614    571,056

Income (loss) from operations       (584,774)    226,316

Other income (expense), net           (1,306)     (3,515)

Income (loss) from operations       (586,080)    222,801
before provision for income tax
es

Provision for income taxes                 -     (77,980)

Net income (loss)                  $(586,080)   $144,821

Basic and diluted income (loss)       $(0.07)      $0.02
per share

Weighted-average shares            8,736,284   6,541,800
outstanding


  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                    STATEMENTS OF CASH FLOWS
                           (unaudited)

                               Three months ended March 31,
                                           2000        1999

Net income (loss)                    $(586,080)    $144,821

Adjustments to reconcile net
income (loss) with net cash
flows provided by (used in)
operations:

Depreciation and amortization             6,707       2,511

Allowance for bad debt                        -      71,073

Loss on disposal of assets                5,542           -

Issuance of stock for services          185,083           -

Changes in operating assets /
liabilities:
Accounts receivable                      25,472   (254,430)

Prepaids and other current             (20,944)         100
assets

Accounts payable and accrued           (72,949)    (88,847)
expenses

Accrued payroll and related              20,065    (45,068)
expenses

Income taxes payable                          -      77,980

Deferred revenue                         21,292     (2,000)

Net cash used in operations           (415,812)    (93,860)

Cash flows from investing
activities

Acquisition of CSPI, net of cash              -     349,950
acquired

Increase in other assets                  (534)           -

PP&E additions                         (24,071)     (3,531)

Net cash provided by (used in)         (24,605)     346,419
investing activities

Cash flows from financing
activities

Issuance of common stock                200,000           -

Issuance of common stock              2,000,000           -
subscription

Net cash provided by financing        2,200,000           -
activities

Net change in cash and cash           1,759,583     252,559
equivalents

Cash at beginning of period             402,782      15,395

Cash at end of period                $2,162,365    $267,954

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND FINANCING
ACTIVITIES

Purchase of CSPI in exchange for              $-    $700,840
common stock subscription

Conversion of common stock              $700,840         $-
subscription into common stock

Issuance of stock in exchange for        $64,018         $-
note receivable

  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                  NOTES TO FINANCIAL STATEMENTS
                         March 31, 2000

1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by California Software Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1999.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. CHANGE IN ACCOUNTANTS / CHANGE IN ACCOUNTING PRINCIPLES

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles
("GAAP")  for  software  revenue recognition  transactions.   The
Company had been improperly recognizing revenue on shipments of new products that failed to meet the criteria specified in SOP
No.  97-2.   The  Company's  independent  accountant  issued   an
unqualified opinion on the Company's financial statements for the year ended December 31, 1999, a copy of which was included in the Company's Annual Report on Form 10-KSB filed for the year then
ended.   In  addition, the Company filed a Form  10-QSB  for  the
three month period ended March 31, 2000 which contained financial statements that were also not prepared in accordance with the provisions of SOP No. 97-2. During the first quarter of 2000, the Company was seeking to list its Common Stock on the American Stock Exchange ("AMEX") and, during the listing process, was
notified   that  the  Company  would  need  to  submit  reaudited
financial statements for the year ended December 31, 1999 from another independent accountant because the Company was unable to provide evidence that its independent accountant met the peer review standards mandated by the American Institute of Certified Public Accountants ("AICPA"). On May 2, 2000, the Company's
Board   of  Directors  approved  a  resolution  engaging  a   new
certifying  independent  accountant,  Squar,  Milner,   Reehl   &
Williamson, LLP ("Squar"), who was initially engaged to perform a SAS 71 review of the Company's financial statements for the three months ended March 31, 2000. After appointing Squar, AMEX notified the Company that it would accept audited financial statements for the three month period ended March 31, 2000 in lieu of having the year ended December 31, 1999 reaudited by Squar. Squar subsequently notified the Company that it would not be able to perform this audit within the timeframe requested by
the  Company.   On  July  24, 2000, the  Company  engaged  a  new
certifying independent accountant, Stark, Tinter and Associates, LLP ("Stark") in order to complete the audit within the Company's
timeframe.    Upon   examination  of  the   Company's   financial
statements, Stark notified the Company that the method in which the Company used to record revenue was not in compliance with the provisions of SOP No. 97-2. The restated results for the three months ended March 31, 2000 and 1999 included in this report on Form 10-QSB/A are prepared in accordance with GAAP, including the provisions of SOP No. 97-2.

3. STOCK TRANSACTIONS

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

Effective March 15, 2000, the Company effected a two-for-one stock split. Since the Company is incorporated in the State of Nevada, where state securities laws mandate a minimum par value of $0.001 (the par value of the Company's Common Stock prior to the split), the Company increased its Common Stock and decreased its additional paid-in capital accounts to account for effects of the stock split. All share amounts and dollar amounts in this Form 10-QSB have been adjusted to account for the effects of this split.

During the three months ended March 31, 2000, the Company commenced a private offering of its Common Stock under the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended. On March 31, 2000, the Company received partial proceeds of $2,000,000 from the offering but did not issue the shares until May 23, 2000. As a result, the Company recorded a stock subscription in the amount of $2,000,000 as of March 31, 2000.

During the three months ended March 31, 2000, the Company issued to unrelated non-employees 624,000 shares of its Common Stock at prices from $0.525 to $7.20 per share for various services. Certain of these services are to be performed in future periods. As such, the Company has recorded deferred expense at March 31, 2000 in the amount of $204,168 related to these services.

4. CONTINGENCIES

Litigation

Refer to Part II, Item 1 for a description of legal proceedings.

Leases

In February 2000, the Company entered into a new lease agreement for its corporate headquarters with McCabe Way Irvine, LLC for approximately 10,668 square feet located at 2485 McCabe Way, Irvine, CA 92614. The lease is for a five year term, with one five-year option, with monthly lease payments ranging from $22,403 to $24,003.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

  In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1999 and the Quarterly Reports on Form 10-QSB, as amended, filed by the Company in fiscal 2000.

GENERAL

The Company markets a family of software products under the brand name BABY that support the migration of International Business Machines ("IBM") Midrange applications to the PC-LAN business environment. The products provide (a) software solutions that allow business customers to migrate IBM Midrange Report Generation Language ("RPG") applications to the personal computer ("PC") environment and execute such applications in native mode on a PC network without a complete rewrite; (b) software designed to create a distributed processing environment including a true AS/400 client-server environment, remote site operations, deployment of specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to NT; and (c) graphical user interface ("GUI") software that allows a developer of an AS/400 text-based application to present screens with Windows point-and-click functionality. The Company's goal is to sustain market leadership in the management of midrange migration within the IBM AS/400 and PC-LAN business environment, and to build market share in the graphical products market.

RESULTS OF OPERATIONS

Software Sales. Software sales consist of sales of the Company's BABY software products. Software sales for the three months ended March 31, 2000 and 1999 were $404,411 and $763,240, respectively, a 47.0% decrease. The decrease in software sales during 2000 represents a planned change in emphasis in the Company's business plan. In the first and second quarters of 1999, emphasis was placed on upgrading current customers on the Company's rehosting products to prepare them for the launch of the Company's new BABY/GUI and BABY.COM products, which also allowed the Company to expand its potential customer base to a much broader target of installed IBM AS/400 users. The Company introduced BABY/GUI in the third quarter of 1999, and anticipates launching BABY.COM in the fourth quarter of 2000. The Company anticipates that these products will account for a majority of the Company's sales in the future.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the three months ended March 31, 2000 and 1999 was $40,429 and $34,132, respectively, a 18.4% increase. The Company expects that revenue from this source will increase in future periods as the Company expands its customer base.

Research and Development Costs. Research and development costs consist primarily of salaries paid to employees engaged in research and development activities. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Since the Company did not meet the standards for capitalization under this Statement, all research and development costs for the three months ended March 31, 2000 and March 31, 1999 were charged to expense as incurred. For the three months ended March 31, 2000 and 1999, research and development costs were $117,035 and $103,748, respectively, a 12.8% increase as the Company continues its planned increases in research and development activities relating to potential new product releases. As a percentage of total revenue, research and development costs for the three months ended March 31, 2000 were 26.3% as compared to 13.0% for the three months ended March 31, 1999. The Company believes that research and development expenditures are essential to maintaining a competitive position and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the three months ended March 31, 2000 and 1999, selling, general and administrative expenses were $905,872 and $464,797, respectively, a 94.9%
increase  due  to  investor   relations  expenses  and  financial
services expenses of approximately $185,000,  paid  in  shares of
the  Company's  Common Stock,  that  related  to  the   Company's
private  offering of its Common Stock completed during the second
quarter  of  2000.   In  addition,  increases  in  headcount from
approximately 23 employees during the quarter ended March 31,1999 to approximately 39 employees during the quarter ended March 31, 2000 resulted in an increase in wages and related benefits of approximately $210,000. The remainder of the increase was due to increases in corporate overhead necessary to support the Company's
expanding customer base.    As a percentage  of revenue,  selling
general and administrative expenses for the three month period ended March 31, 2000 were 203.6% as compared to 58.3% for the
three  month period  ended March 31, 1999.    The Company expects
that selling, general and administrative costs, exclusive of the investor relations expenses, will continue to increase in the future as the Company continues to ramp up its sales and marketing efforts.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the three months ended March 31, 2000 and 1999 was $6,707 and $2,511, respectively, a 167.1% increase primarily due to an increase in property and equipment acquired by the Company. As a percentage of revenue, depreciation and amortization for the three month period ended March 31, 2000 was 1.5% compared to 0.3% for the three month period ended March 31, 1999. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income/Expense,Net. Other income/expense primarily consists of imputed interest expense calculated on the liabilities assumed by the Company in connection with its acquisition of CSPI in January 1999, offset by interest income received from investments of the Company's excess cash balances. Net other expense for the three months ended March 31, 2000 was $1,306 as compared to net other expense of $3,515 for the three months ended March 31, 1999, a 62.8% decrease as the result of higher cash balances maintained by the Company during the first quarter of 2000.

Income  Taxes.   For the three months ended March 31,  2000,  the
Company did not record any income tax benefit as compared to an income tax provision of $77,980 for the three months ended March
31, 1999.

Net Income / Loss. For the three months ended March 31, 2000, the Company recorded a net loss of $586,080 or $0.07 per common share as compared to net income of $144,821 or $0.02 per common share for the three months ended March 31, 1999, a 504.7% decrease as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in a net loss of $586,080 for the three months ended March 31, 2000 versus net income of $144,821 for the three months ended March 31, 1999. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock.

Net cash used in operations for the three months ended March 31, 2000 and 1999 was $415,812 and $93,860, respectively. The negative cash flows generated from operations for the three months ended March 31, 2000 were primarily due to the losses incurred from operations, while the negative cash flows generated from operations for the three months ended March 31, 1999 were primarily due to a decrease in cash collections resulting from a lack of internal resources. The Company believes that it may experience negative cash flows from operations in the short-term future as it restructures its sales efforts to prepare for supporting its new graphical and Internet-related products.

Net cash used in investing activities for the three months ended March 31, 2000 was $24,605, due almost entirely to purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 1999 was $346,419, due primarily to cash received from the Company's acquisition of CSPI in January 1999. The Company expects to continue to invest in capital and other assets as well as utilize mergers and acquisitions to expand and support its growth.

Net cash provided by financing activities for the three months ended March 31, 2000 was $2,200,000, due primarily to proceeds received from the Company's private placement during the first quarter of 2000. There was no cash provided by or used in financing activities for the year ended December 31, 1999. The Company anticipates that it may seek additional capital in the future to support its business plan.

At  March 31, 2000, cash and cash equivalents totaled $2,162,365.
In addition, at March 31, 2000, the Company had working capital of $2,235,141 and an accumulated deficit of $1,023,142.

During the three months ended March 31, 2000, the Company commenced a private offering of its common stock under the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"). On March 31, 2000, the Company received partial proceeds of $2,000,000 from the offering but did not issue the shares until May 23, 2000. As a result, the Company recorded a stock subscription in the amount of $2,000,000 as of March 31, 2000.

During the three months ended March 31, 2000, the Company issued to unrelated non-employees 624,000 shares of common stock at prices from $0.525 to $7.20 per share for various services. Certain of these services are to be performed in future periods. As such, the Company has recorded deferred expense at March 31, 2000 in the amount of $204,168 related to these services.

Depending on the outcome of the securities litigation currently filed against the Company (see Part II, Item 1 hereof), the Company may be required to raise additional funds to meet the Company's working capital and capital expenditure needs at least through the next twelve months.

RISK FACTORS

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-QSB/A that are not historical facts (including, but not limited to statements contained in "Item 2 - Management's Discussion and Analysis" of Part I of this Report on Form 10-QSB relating to liquidity and capital resources) may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within  this  Quarterly Report on Form 10-QSB/A, as well  as  the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the
Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

Dependence on Principal Products. For the three months ended March 31, 2000, the Company's core of BABY products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Effects of Electronic Commerce. There can be no assurance that the Company will be able to provide a product offering that will satisfy new customer demands in the Internet, online services, e-business applications, and electronic commerce areas. In addition, standards for web-enabled and e-business applications, as well as other industry adopted and de facto standards for the Internet are evolving rapidly. There can be no assurance that standards chosen by the Company will position its products to compete effectively for business opportunities as they arise on the Internet and other emerging areas. The success of the Company's product offerings depends, in part, on the Company's ability to continue developing products which are compatible with the Internet. The increased commercial use of the Internet may require substantial modification and customization of the Company's products and the introduction of new products. The Company may not be able to effectively compete in the Internet-related products and services market.

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

Sales Force Restructuring. The Company historically has relied heavily on its direct sales force. In the past, the Company has restructured or made other periodic adjustments to its sales force. These changes have generally resulted in a temporary lack of focus and reduced productivity by the Company's sales force that may have affected revenues in a quarter. There can be no assurances that the Company will not continue to restructure its sales force or that the related transition issues associated with restructuring the sales force will not recur.

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

Limited Market for Common Stock; Absence of Dividends. The Company's Common Stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CAWC". However, as is the case for many other stocks on the OTCBB, the trading volume in the Company's stock is insignificant. In addition, most of the Company's stock is privately held. As a result, the market for the Company's stock is limited. Management of the Company anticipates that the expansion of the shareholder base and continuing improvements in operating results would enhance the liquidity of the Company's shares in the future. However, there can be no assurance that a meaningful trading market will develop.

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

On or about August 21, 2000, another shareholder class action was
commenced  against the Company, Mr. Acacio and Ms.  Conway.   The
complaint is based on the same allegations and is seeking the same relief as in the class action suit described above.

On or about September 11, 2000, a third shareholder class action was commenced in the United States District Court for the Central District of California against the Company and Mr. Acacio and Ms. Conway. This complaint is based on the same allegations and seeks the same relief as in the class action suits described above.

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

Item 2. Changes in Securities

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

Effective March 15, 2000, the Company effected a two-for-one stock split. Since the Company is incorporated in the State of Nevada, where state securities laws mandate a minimum par value of $0.001 (the par value of the Company's stock prior to the split), the Company increased its Common Stock and decreased its additional paid-in capital accounts to account for effects of the stock split. All share amounts and dollar amounts in this Form 10-QSB have been adjusted to account for the effects of this split.

During the three months ended March 31, 2000, the Company commenced a private offering of its Common Stock under the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended. On March 31, 2000, the Company received partial proceeds of $2,000,000 from the offering but did not issue the shares until May 23, 2000. As a result, the Company recorded a stock subscription in the amount of $2,000,000 as of March 31, 2000.

During the three months ended March 31, 2000, the Company issued to unrelated non-employees 624,000 shares of Common Stock at prices from $0.525 to $7.20 per share for various services. Certain of these services are to be performed in future periods. As such, the Company has recorded deferred expense at March 31, 2000 in the amount of $204,168 related to these services.

During the three months ended March 31, 2000, the Company issued to its employees options to purchase 64,000 shares of the Company's Common Stock at exercise prices ranging from $0.75 to $13.625 per share. The options vest over a period of 24 months and expire five years after the grant date. No compensation expense was recognized upon the issuance of these options as the market value per share was equal to the exercise price at the grant date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits -

     10 Standard Multi-Tenant Office Lease between the Company and McCabe Way Irvine, LLC dated February 14, 2000

     27 Financial Data Schedule

  (b)  Reports on Form 8-K -

       There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

-13-

                           Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 17, 2000

CALIFORNIA SOFTWARE CORPORATION

By:/s/Lawrence J. Jagiello

Lawrence J. Jagiello
Chief Financial Officer and Principal Accounting Officer