Form 10QSB
period 2000-09-30
CALIFORNIA SOFTWARE CORP
filed 2000-11-13
CIK 1077913

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Number  of  shares of registrants' common stock as  of  10/31/00:

12,577,771

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

Yes [  ] No [X]



                 California Software Corporation
                        Quarterly Report
                Period Ending September 30, 2000

                        Table of Contents


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet                                                   1

Statements of Operations                                        2

Statements of Cash Flows                                        3

Notes to Financial Statements                                   4

Item 2. Management's Discussion and Analysis                    5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 2.  Changes in Securities                                 13

Item 3.  Defaults Upon Senior Securities                       13

Item  4.  Submission of Matters to a Vote of Security          13
Holders

Item 5.  Other Information                                     13

Item 6.  Exhibits and Reports on Form 8-K                      14

SIGNATURES                                                     15



                               -i-



PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

                 California Software Corporation
                          BALANCE SHEET
                           (unaudited)
                                             September 30, 2000
ASSETS

Current assets:

Cash and cash equivalents                            $5,787,093

Accounts receivable, net of allowance for               327,448
doubtful accounts of $295,330

Prepaids and other current assets                       798,750

Total current assets                                  6,913,291

Property and equipment, net                             143,482

Other assets                                             67,847

TOTAL ASSETS                                         $7,124,620

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                  $639,388

Accrued payroll and related expenses                    156,947

Deferred revenue                                         96,344

Total current liabilities                               892,679

Long-term liabilities                                    24,643

Total liabilities                                       917,322

Contingencies (Note 4)

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000                  -
shares authorized; no shares issued and
outstanding

Common stock, $0.001 par value; 20,000,000               12,578
shares authorized; 12,577,771 shares issued and outstanding at September 30, 2000

Additional paid-in capital                           10,397,520

Accumulated deficit                                 (4,202,800)

Total stockholders' equity                            6,207,298

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $7,124,620


  The accompanying notes are an integral part of the financial statements.

                      California Software Corporation
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                Three months ended        Nine months ended
                                     September 30,            September 30,
                                  2000        1999           2000      1999

Revenues:

Software sales                $207,322    $347,691     $972,459  $2,412,047

Maintenance and other           44,925      37,261      126,725     102,494
revenue

Total revenues                 252,247     384,952    1,099,184   2,514,541


Costs and expenses:

Research and development       121,779     103,748      361,004     311,244

Selling, general, and        2,145,746     827,215    4,636,424   1,959,983
administrative

Depreciation and                 8,838       3,192       24,059       8,249
amortization

Total costs and expenses     2,276,363     934,155    5,021,487   2,279,476

Income (loss) from         (2,024,116)   (549,203)  (3,922,303)     235,065
operations

Other income (expense),         94,618     (3,728)      156,565    (11,025)
net

Income (loss) from         (1,929,498)   (552,931)  (3,765,738)     224,040
operations before
provision for income taxes

Benefit for income taxes             -     168,306            -           -

Net income (loss)         $(1,929,498)  $(384,625) $(3,765,738)    $224,040

Basic and diluted income        $(.18)      $(.06)       $(.35)        $.03
(loss) per share

Weighted-average shares     10,814,252   6,541,800   10,716,254   6,541,800
outstanding

  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                    STATEMENTS OF CASH FLOWS
                           (unaudited)

                                        Nine months ended September 30,
                                             2000           1999

Net income (loss)                         (3,765,738)       224,040

Adjustments to reconcile net income
(loss) with net cash
flows provided by (used in) operations:

Depreciation and amortization                  24,059         8,249
Allowance for bad debt                        194,217       488,937
Loss on disposal of assets                      5,542             -
Issuance of stock for services                685,867             -

Changes in operating assets /
liabilities:
Accounts receivable                          (80,446)     (451,472)
Prepaids and other current assets           (241,454)        86,037
Accounts payable and accrued expenses         144,978     (147,684)
Accrued payroll and related expenses           39,700      (26,112)
Deferred revenue                               44,511      (14,000)

Net cash provided by (used in)            (2,948,764)       167,995
operations

Cash flows from investing activities

Acquisition of CSPI, net of cash                    -       349,950
acquired
Increase in other assets                      (3,829)             -
PP&E additions                               (90,582)      (45,279)

Net cash provided by (used in)               (94,411)       304,671
investing activities

Cash flows from financing activities

Issuance of common stock                    8,427,486             -

Net cash provided by financing              8,427,486             -
activities

Net change in cash and cash                 5,384,311       472,666
equivalents

Cash at beginning of period                   402,782        15,395

Cash at end of period                      $5,787,093      $488,061

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Purchase of CSPI in exchange for common             $-      $700,840
stock
subscription
Conversion of common stock subscription       $700,840            $-
into common
stock
Issuance of stock in exchange for note         $64,018            $-
receivable


  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000


1. BASIS OF PRESENTATION

The financial statements included herein have been prepared by California Software Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1999.
In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

2. CHANGE IN ACCOUNTANTS / CHANGE IN ACCOUNTING PRINCIPLES

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles
("GAAP")  for  software  revenue recognition  transactions.   The
Company had been improperly recognizing revenue on shipments of new products that failed to meet the criteria specified in SOP
No.  97-2.   The  Company's  independent  accountant  issued   an
unqualified opinion on the Company's financial statements for the year ended December 31, 1999, a copy of which was included in the Company's Annual Report on Form 10-KSB filed for the year then
ended.   In  addition, the Company filed a Form  10-QSB  for  the
three month period ended March 31, 2000 which contained financial statements that were also not prepared in accordance with the provisions of SOP No. 97-2. During the first quarter of 2000, the Company was seeking to list its Common Stock on the American Stock Exchange ("AMEX") and, during the listing process, was
notified   that  the  Company  would  need  to  submit  reaudited
financial statements for the year ended December 31, 1999 from another independent accountant because the Company was unable to provide evidence that its independent accountant met the peer review standards mandated by the American Institute of Certified Public Accountants ("AICPA"). On May 2, 2000, the Company's
Board   of  Directors  approved  a  resolution  engaging  a   new
certifying  independent  accountant,  Squar,  Milner,   Reehl   &
Williamson, LLP ("Squar"), who was initially engaged to perform a SAS 71 review of the Company's financial statements for the three months ended March 31, 2000. After appointing Squar, AMEX notified the Company that it would accept audited financial statements for the three month period ended March 31, 2000 in lieu of having the year ended December 31, 1999 reaudited by Squar. Squar subsequently notified the Company that it would not be able to perform this audit within the timeframe requested by
the  Company.   On  July  24, 2000, the  Company  engaged  a  new
certifying independent accountant, Stark, Tinter and Associates, LLP ("Stark") in order to complete the audit within the Company's
timeframe.    Upon   examination  of  the   Company's   financial
statements, Stark notified the Company that the method in which the Company used to record revenue was not in compliance with the provisions of SOP No. 97-2. The restated results for the three and nine month periods ended September 30, 2000 and 1999 included in this report on Form 10-QSB are prepared in accordance with GAAP, including the provisions of SOP No. 97-2.

3. STOCK TRANSACTIONS

During the three months ended September 30, 2000, the Company issued to unrelated non-employees 2,000 shares of common stock at $3.86 per share for investor services.

4. CONTINGENCIES

Litigation

Refer to Part II, Item 1 for a description of legal proceedings.

Leases

During the three months ended September 30, 2000, the Company entered into several leases for computer equipment. In accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," these leases have been capitalized and the Company has recorded long term liabilities of $24,643 at September 30, 2000, which represents the long-term unpaid principal on those leases.

5. SUBSEQUENT EVENTS

On October 20, 2000, the Company acquired the net assets of Software Connections, Inc. d/b/a ALE Systems ("ALE"), a Virginia corporation in exchange for $750,000 in cash and an earn-out agreement valued between $625,000 and $2.5 million which is dependent on the operating results of ALE in future periods.

On  November  7, 2000, the Company signed a letter of  intent  to merge with UniComp Inc., a provider of retail e-business solutions and business software solutions for small and medium-sized companies, retailers and system integrators. The merger is subject to the customary closing conditions, including shareholder and regulatory approval. At the closing of the merger, California Software shareholders will receive a number of shares equivalent to one for one.

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

GENERAL

The Company markets a family of software products under the brand name BABY that support the migration of International Business Machines ("IBM") Midrange applications to the PC-LAN business environment. The products provide (a) software solutions that allow business customers to migrate IBM Midrange Report Generation Language ("RPG") applications to the personal computer ("PC") environment and execute such applications in native mode on a PC network without a complete rewrite; (b) software designed to create a distributed processing environment including a true AS/400 client-server environment, remote site operations, deployment of specific applications to PC workstations separate from an AS/400, various high availability applications, or delegation of AS/400 batch processing to NT; (c) graphical user interface ("GUI") software that allows a developer of an AS/400 text-based application to present screens with Windows point-and-click functionality; and (d) web-enablement software which provides internet access to AS/400-based applications. The Company's goal is to sustain market leadership in the management of midrange migration within the IBM AS/400 and PC-LAN business environment, and to build market share in the graphical and web-enablement products markets.

RESULTS OF OPERATIONS

Three  Months  Ended September 30, 2000 Compared to Three  Months
Ended September 30, 1999

Software Sales. Software sales consist of sales of the Company's BABY software products. Software sales for the three months ended September 30, 2000 and 1999 were $207,322 and $347,691, respectively, a 59.6% decrease. The decrease in software sales during the three months ended September 30, 2000 is due to a restructuring of the Company's sales activities resulting from the Company's change in revenue recognition under SOP No. 97-2. In addition, the decrease was due to distractions of management relating to the class action lawsuits filed against the Company during the quarter (see Part II, Item 1 of this Form 10-QSB) that reduced management's involvement in sales activities. The Company anticipates that the results of the restructuring will allow the Company to increase its revenues from software sales in future periods.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the three months ended September 30, 2000 and 1999 was $44,925 and $37,261, respectively, a 20.6% increase. The Company expects that revenue from this source will continue to increase in future periods as the Company expands its customer base.

Research and Development Costs. Research and development costs consist primarily of salaries paid to employees engaged in research and development activities. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Since the Company did not meet the standards for capitalization under this Statement, all research and development costs for the three months ended September 30, 2000 and 1999 were charged to expense as incurred. For the three months ended September 30, 2000 and 1999, research and development costs were $121,779 and $103,748, respectively, a 17.4% increase as the Company continues its planned increases in research and development activities relating to potential new product releases. As a percentage of total revenue, research and development costs for the three months ended September 30, 2000 were 48.3% as compared to 27.0% for the three months ended September 30, 1999. The Company believes that research and development expenditures are essential to maintaining a competitive position and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the three months ended September 30, 2000 and 1999, selling, general and administrative expenses were $2,145,746 and $827,215, respectively, a 159.4% increase due to the amortization of investor relations expenses and financial services expenses of approximately $503,000 that were paid in shares of the Company's Common Stock. The increase was also due to increases in headcount from approximately 25
employees  during  the  quarter  ended  September  30,  1999   to
approximately 37 employees at September 30, 2000. The headcount increase, coupled with an increase in salaries paid to the Company's employees during the quarter, resulted in an increase in wages and related benefits of approximately $273,000. Finally, the increase was due to legal expenses of approximately $166,000 and accounting expenses of approximately $87,000 relating to the Company's restatement of its December 31, 1999 and March 31, 2000 financial statements and tax returns, and the related class action lawsuits (see Part II, Item 1 of this Form 10-QSB). As a percentage of revenue, selling general and administrative expenses for the three month period ended September 30, 2000 were 850.7% as compared to 214.9% for the three month period ended September 30, 1999. The Company expects that selling, general and administrative costs, exclusive of the investor relations expenses and lawsuit-related expenses, will continue to increase in the future as the Company continues to ramp up its sales and marketing efforts.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the three months ended September 30, 2000 and 1999 was $8,838 and $3,192, respectively, a 176.9% increase primarily due to an increase in property and equipment acquired by the Company. As a percentage of revenue, depreciation and amortization for the three month period ended September 30, 2000 was 3.5% compared to 0.8% for the three month period ended September 30, 1999. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income/Expense, Net. Other income/expense primarily consists of imputed interest expense calculated on the liabilities assumed by the Company in connection with its acquisition of CSPI in January 1999, offset by interest income received from investments of the Company's excess cash balances. Net other income for the three months ended September 30, 2000 was $94,618 as compared to net other expense of $3,728 for the three months ended September 30, 1999, a 2,638% increase as the result of higher cash balances maintained by the Company during the third quarter of 2000.

Income Taxes.  For the three months ended September 30, 2000, the
Company did not record any income tax benefit as compared to a benefit of $168,306 for the three months ended September 30, 1999.

Net Income / Loss. For the three months ended September 30, 2000, the Company recorded a net loss of $1,929,498 or $.18 per common share as compared to a net loss of $384,625 or $.06 per common share for the three months ended September 30, 1999, a 401.7% decrease as a result of the factors described above.

Nine  Months  Ended September 30, 2000 Compared  to  Nine  Months
Ended September 30, 1999

Software Sales. Software sales consist of sales of the Company's BABY software products. Software sales for the nine months ended September 30, 2000 and 1999 were $972,459 and $2,412,047, respectively, a 59.7% decrease. The decrease in software sales during the first two quarters of 2000 represents a planned change in emphasis in the Company's business plan. In the first two quarters of 1999, emphasis was placed on upgrading current customers on the Company's rehosting products to prepare them for the launch of the Company's new BABY/GUI and BABY.COM products, which also allowed the Company to expand its potential customer base to a much broader target of installed IBM AS/400 users. The Company introduced BABY/GUI in the third quarter of 1999, and launched BABY.COM in September 2000. The Company anticipates that these products will account for a majority of the Company's sales in the future. In addition, sales for the three months ended September 30, 2000 were adversely affected by the class action lawsuits filed against the Company during that timeframe which resulted in significant reductions of managements' involvement in sales activities.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the nine months ended September 30, 2000 and 1999 was $126,725 and $102,494, respectively, a 23.6% increase. The Company expects that revenue from this source will increase in future periods as the Company expands its customer base.

Research and Development Costs. Research and development costs consist primarily of salaries paid to employees engaged in research and development activities. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Since the Company did not meet the standards for capitalization under this Statement, all research and development costs for the nine months ended September 30, 2000 and 1999 were charged to expense as incurred. For the nine months ended September 30, 2000 and 1999, research and development costs were $361,004 and $311,244, respectively, a 16.0% increase as the Company continues its planned increases in research and development activities relating to potential new product releases. As a percentage of total revenue, research and development costs for the nine months ended September 30, 2000 were 32.8% as compared to 12.4% for the nine months ended
September 30, 1999. The Company believes that research and development expenditures are essential to maintaining a competitive position and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the nine months ended September 30, 2000 and 1999, selling, general and administrative expenses were $4,636,424 and $1,959,983, respectively, a 136.6% increase due to investor relations expenses and financial services expenses of approximately $1,162,000 that were paid in shares of the Company's Common Stock. In addition, increases in headcount totaling approximately $635,000 coupled with the increased legal and accounting fees of approximately $205,000, both of which are discussed above, accounted for the majority of the remainder of the increase during 2000. As a percentage of revenue, selling general and administrative expenses for the nine month period ended September 30, 2000 were 421.8% as compared to 77.9% for the nine month period ended September 30, 1999. The Company expects that selling, general and administrative costs, exclusive of the investor relations expenses and lawsuit-related expenses, will continue to increase in the future as the Company continues to ramp up its sales and marketing efforts.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the nine months ended September 30, 2000 and 1999 was $24,059 and $8,249, respectively, a 191.7% increase primarily due to an increase in property and equipment acquired by the Company. As a percentage of revenue, depreciation and amortization for the nine month period ended September 30, 2000 was 2.2% compared to 0.3% for the nine month period ended September 30, 1999. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income/Expense, Net. Other income/expense primarily consists of imputed interest expense calculated on the liabilities assumed by the Company in connection with its acquisition of CSPI in January 1999, offset by interest income received from investments of the Company's excess cash balances. Net other income for the nine months ended September 30, 2000 was $156,565 as compared to net other expense of $11,025 for the nine months ended September 30, 1999, a 1,520% increase as the result of higher cash balances maintained by the Company during 2000.

Income  Taxes.  For the nine months ended September 30, 2000  and
1999, the Company did not record any income tax provision or benefit.

Net Income / Loss. For the nine months ended September 30, 2000, the Company recorded a net loss of $3,765,738 or $.35 per common share as compared to a net profit of $224,040 or $.03 per common share for the nine months ended September 30, 1999, a 1,780% decrease as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in a net loss of $3,765,738 for the nine months ended September 30, 2000 versus net income of $224,040 for the nine months ended September 30, 1999. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock.

Net  cash  used in operations for the nine months ended September
30, 2000 was $2,948,764, while net cash provided by operations for the nine months ended September 30, 1999 was $167,995. The negative cash flows generated from operations for the nine months ended September 30, 2000 were primarily due to the losses incurred from operations, while the positive cash flows generated from operations for the nine months ended September 30, 1999 were primarily due to decreases in cash collections resulting from a lack of internal resources within the Company. The Company believes that it may continue to experience negative cash flows from operations in the short-term future as it restructures its sales efforts to prepare for supporting its new graphical and Internet-related products.

Net cash used in investing activities for the nine months ended September 30, 2000 was $94,411, due almost entirely to purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 1999 was $304,671, due primarily to cash received from the Company's acquisition of CSPI in January 1999. The Company expects to continue to invest in capital and other assets as well as utilize mergers and acquisitions to expand and support its growth.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $8,427,486, due primarily to proceeds received from the Company's private placement completed during the second quarter of 2000. There was no cash provided by or used in financing activities for the nine months ended September 30, 1999. The Company anticipates that it may seek additional capital in the future to support its business plan.

At   September  30,  2000,  cash  and  cash  equivalents  totaled
$5,787,093. In addition, at September 30, 2000, the Company had working capital of $6,020,612 and an accumulated deficit of $4,202,800.

During the quarter ended June 30, 2000, the Company completed a private placement of 2,654,971 shares of its common stock. The offering price per share was $4.00 per share and the Company received an aggregate of $8,779,898 in proceeds from the offering. The Company paid commissions and expenses in the aggregate amount of $547,259 in connection with the offering. The offering was made by the Company in reliance on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and the shares were offered solely to accredited investors as that term is defined in Rule 501 of such regulation. The Company intends to use the proceeds of this offering for working capital, acquisitions and other corporate purposes.

During the nine months ended September 30, 2000, the Company issued to unrelated non-employees 781,000 shares of common stock at prices from $0.05 to $7.35 per share for various services.

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

Dependence on Principal Products. For the nine months ended September 30, 2000, the Company's core of BABY products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 20, 2000, the Company acquired the net assets of Software Connections, Inc. d/b/a ALE Systems ("ALE"), a Virginia corporation in exchange for $750,000 in cash and an earn-out agreement valued between $625,000 and $2.5 million which is dependent on the operating results of ALE in future periods.

On  November  7, 2000, the Company signed a letter of  intent  to merge with UniComp Inc., a provider of retail e-business solutions and business software solutions for small and medium-sized companies, retailers and system integrators. The merger is subject to the customary closing conditions, including shareholder and regulatory approval. At the closing of the merger, California Software shareholders will receive a number of shares equivalent to one for one.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits -

       27. Financial Data Schedule

  (b)  Reports on Form  8-K  -


       Filed on July 3, 2000 amending the filing on May 16, 2000 for Item 5, Other Events and Item 7, Financial Statements and Exhibits relating to the Company's private placement of its Common Stock.

       Filed on August 3,  2000 amending the filing on May 2, 2000 for
       Item   4,  Change  in  Registrant's  Certifying Accountant.

       Filed on August 8, 2000 for Item 4, Change in Registrant's Certifying Accountant.

       Filed on August 14,  2000 for Item 5, Other Events and Item  7,
       Financial Statements and Exhibits announcing the Company's restatement of its financials for the year ended December 31, 1999 and the quarter ended March 31, 2000.

       Filed on September  27,  2000 amending the filing on August  8,
       2000   for   Item  4,  Change  in  Registrant's
       Certifying Accountant.

                           Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2000

CALIFORNIA SOFTWARE CORPORATION

By:/s/Lawrence J. Jagiello
Lawrence J. Jagiello
Chief Financial Officer and Principal Accounting Officer

END