Form 10KSB
period 2000-12-31
CALIFORNIA SOFTWARE CORP
filed 2001-04-10
CIK 1077913

U.S. Securities and Exchange Commission
                      Washington, D.C.  20549
                     ------------------------

                            Form 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________________ to
             __________________.

Commission file number: 001-155769

                  California Software Corporation
                  -------------------------------
          (Name of small business issuer in its charter)

            Nevada                          88-0408446
            ------                          ----------
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

      2485 McCabe Way, Irvine, CA                  92614
      ---------------------------                  -----
(Address of principal executive offices)        (Zip Code)

             Issuer's telephone number: (949) 553-8900
                                        --------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----
  Securities registered under Section 12(g) of the Exchange Act:

    Common Stock, $.001 par value per share, 20,000,000 shares
    ----------------------------------------------------------
        authorized, 12,579,771 issued and outstanding as of
        --------------------------------------------------
                         December 31,2000.
                         ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:$1,772,480.
                                                        -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,462,756 as of February 13, 2001.
                  -----------------------------------

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
                              YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
12,577,771 as of February 13, 2001.

                DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

    Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                         TABLE OF CONTENTS

PART I
    Item  1.Description of Business-------------------------------1
    Item  2.Description of Property------------------------------10
    Item  3.Legal Proceedings------------------------------------10
    Item  4.Submission of Matters to a Vote of Security Holders--11

PART II
   Item   5.Market for Common Equity and Related
            Stockholder Matters----------------------------------12
   Item   6.Management's Discussion and Analysis or
            Plan of Operation------------------------------------14
   Item   7.Financial Statements---------------------------------19
   Item   8.Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure------------------37

PART III
   Item   9.Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section
            16(a) of the Exchange Act----------------------------38
   Item  10.Executive Compensation-------------------------------39
   Item  11.Security Ownership of Certain Beneficial
            Owners and Management--------------------------------42
   Item  12.Certain Relationships and Related Transactions-------43
   Item  13.Exhibits and Reports on Form 8-K---------------------43

SIGNATURES-------------------------------------------------------44

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW AND HISTORY

California Software Corporation, hereinafter referred to as the "Company" or "CSC", was incorporated in the State of Nevada on October 28, 1998 and markets a family of software products that are targeted to users of the International Business Machines ("IBM") iSeries 400, formerly known as the AS/400, collectively known as IBM Midrange systems. These products include software marketed under the brand name BABY that support the migration of IBM Midrange applications to the PC-LAN business environment, as well as software marketed under the brand name MLPS that supports the processing of mortgage loans in the finance and banking industries.

The Company's predecessor, California Software Products, Inc. ("CSPI"), was founded in 1975 for the purpose of writing software programs for mainframe manufacturers. In 1980, CSPI was approached by the PC Division of IBM to write a program that would compile System/32 software to run on a personal computer. Development of these programs continued throughout the 1980s adding new features and updating current programs as IBM introduced newer computer systems. When IBM disbanded the PC Division and the AS/400 Division chose not to continue the relationship, CSPI continued to improve its products on its own.

In the early 1980s, CSPI's founders pioneered the first personal computer ("PC")-based Report Generation Language ("RPG") compilers, which are a core functionality of the BABY product line. As the development environment expanded, the products evolved to allow a user to execute Midrange applications on a PC network without the need for complete redevelopment of the application's source code.

In late 1996, CSPI was purchased by Bruce Acacio and Carol Conway DeWees. In January 1997, CSPI filed for Chapter 11 protection under federal bankruptcy law due to an unresolved conflict with a major creditor. The reorganization plan put forth by management was approved by the courts in October 1997.

On January 12, 1999, the Company acquired the net assets of CSPI with a historical cost of $700,840 in exchange for shares of the Company's Common Stock that were to be issued at a later date.
Since CSPI's line of business was substantially the same as the Company's, and the shareholders, officers, and directors of CSPI and CSC were substantially the same, the Company valued the net assets acquired from CSPI at their historical cost. On January 27, 2000, the Company issued 2,000,000 shares of its Common Stock.

On October 20, 2000, the Company acquired the stock of Software
Connections, Inc, dba ALE Systems ("ALE"), a software developer of mortgage loan processing software, in exchange for cash of $750,000, an earn-out payable over 60 months, bearing no interest, valued between $625,000 and $2,500,000 depending on ALE's operating results during that period, and a note payable in the amount of $292,500, bearing no interest, payable in monthly installments over 36 months.
In conjunction with this acquisition, the Company has recognized goodwill in the amount of $3,933,101 that is being amortized over five years.

On November 8, 2000, the Company signed a letter of intent to merge with Unicomp, Inc. ("Unicomp"), a Georgia corporation. On that same date, and two days thereafter, the Company entered into various agreements with Unicomp through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S."). In the Stock Purchase Agreement, Amendment, and related documents, the Company agreed to pay cash of $1,000,000, an additional $500,000 due in four monthly installments commencing on the first of the month beginning with the second month after the Closing Date, and $1,500,000 of the Company's Common Stock due and valued on the six month anniversary of the Closing Date.
On November 13, 2000, the Company paid the
$1,000,000 in cash due under the agreements. Subsequent to the cash payment, a dispute arose between the Company and Unicomp about Unicomp's providing of financial information, the identity of the companies included under the acquisition documents, as well as the intent of certain provisions contained in the Amendment purporting to grant sole operational and voting control over the Unibol entities to the Chief Executive Officer of Unicomp for a six month period. As a result, the Company did not make any of the installment payments due under the purchase agreement, and merger discussions were terminated. The Company thereafter filed a lawsuit in California against Unicomp, several of its officers and directors, and a third party alleging fraudulent misrepresentation and various other charges in connection with the acquisition of Unibol, Ltd. and Unibol, Inc. Unicomp also filed a lawsuit in Georgia against the Company seeking to preserve Unicomp's interest in one of the Unibol companies, Unibol, Inc., as well as to uphold the original terms and conditions of the Agreement and Amendment, although that lawsuit was subsequently dismissed by the Georgia court. The claims previously asserted by Unicomp in the Georgia action are asserted by Unicomp in a cross-complaint to the action in California filed by the Company. On January 22, 2001, at a meeting of Unibol UK's shareholders, the shareholders elected to revoke the agreement giving control over the Unibol entities to the Chief Executive Officer of Unicomp and the Company asserted its physical and operational control over Unibol
UK on or about January 29, 2001. Due to legal obstacles, the Company has not been able to ascertain what assets and liabilities it purchased in connection with this acquisition. In addition, the outcome of the current litigation is not known at this time. As a result, the Company has established a valuation reserve at December 31, 2000 against its $1,000,000 cash investment in Unibol. This reserve is presented as an extraordinary item in the Company's Consolidated Statement of Operations for the year ended December 31, 2000.

INDUSTRY BACKGROUND

Rehosting / Graphical
---------------------
The IBM iSeries 400 and its predecessors, System/32, System/34, System/36, System/38, and AS/400 - collectively called IBM Midrange systems - are a class of machines substantially different from widely familiar PCs. The System/36, superceded by the AS/400 (later renamed the iSeries 400), served as a popular computing solution for business applications for many years after IBM's introduction of these two systems in 1983 and 1988, respectively. Midrange systems were popular because, at the time of their introduction, they were far more powerful than individual PCs and were capable of supporting environments with hundreds of users. According to IBM, it has shipped over 700,000 AS/400 systems worldwide since the AS/400's introduction.

The wide acceptance of IBM Midrange systems fed off a large number of available software applications, both custom and pre-packaged, that ran on them. Thus, in adopting IBM's Midrange computing platforms, businesses and the independent software vendors ("ISVs") that supported them invested substantial resources developing application software that could perform a wide variety of manufacturing, accounting, and other information-management functions. Industry sources estimate that over 28,000 business programs were written for those systems - more than for any other platform. Today, industry sources estimate that approximately 8,000 ISVs assist in the development of applications software intended for use on IBM's Midrange computing platforms.

Despite the platform's multiple advantages, IBM Midrange users and developers have historically been constrained by the non-graphical and proprietary nature of IBM's operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as Windows NT/2000(TM) or Unix. This factor has become increasingly important in recent years as the cost of PCs decreased and PC networks became far more powerful and widespread. Today, the limitations of Midrange systems can make them appear old-fashioned to many information management professionals, and many companies are looking for ways to migrate their Midrange systems to alternative systems such as Windows NT/2000(TM) and Unix. However, many of these companies have made significant investments in their software applications, and are looking for ways to extend the life of their software without having to convert or rewrite their software to a new operating system. As a result, companies wanting to migrate their System/36 and AS/400-based applications to a PC network environment must choose one of the following approaches:

  - Re-engineering - Re-engineering requires rewriting existing applications software to enable it to operate on a new computing platform. Since this entails completely rewriting applications software to meet customer requirements, it often results in increased cost, risk of failure, disruption and delay.

  - Packaged Solutions - Migrating to a new computing platform can sometimes be accomplished by installing an applications software package that has been independently developed to run on open or portable platforms. While a substantial number of packaged software applications are available, businesses implementing this approach will often have to abandon their investment in existing databases and software and may incur substantial retraining costs.

  - Rehosting - Rehosting involves migration of applications software to a new computing platform with minimal change to the source code. Rehosting is achieved by rebuilding applications software to run efficiently on the new computing platform. This solution often enables businesses to enjoy the continued use of their existing programs and databases, reduces retraining costs and takes full advantage of a new computing platform.

  - Refacing - Refacing involves replacing the "green-screen" interface with a graphical user interface ("GUI"). The source code must still be run on the original computing platform or in a replicated environment. This is frequently the next step after rehosting an application to provide appearance and operation virtually identical to other Windows(TM) applications running in the environment.

Re-engineering custom applications or moving to a new packaged solution poses significant financial and operational risks to a business. Rewriting an application is not a line-for-line process because programming languages have different characteristics. As a result, businesses that elect to reengineer their software may expect new applications to have errors that must be corrected. A packaged solution usually requires extensive modifications in order to meet particular business requirements. During the implementation period, users may need retraining and the incidence of user errors may increase. Businesses may have to deal with the risk of loss of customer, sales, financial, and/or operations data during the conversion.

The Company's expertise is in rehosting and refacing - the two approaches that require minimal retraining costs and offer continued use of existing programs and databases. The Company's products replicate the IBM Midrange operating environments under Windows(TM) whereby an applications developer can take older IBM Midrange programs that meet current business requirements and run them on a Windows NT/2000(TM) network. Moreover, the developer can utilize another of the Company's products to add a GUI that does for Midrange applications what Windows 3.x(TM) and Windows 95/98(TM) did for DOS applications. The Company also provided a Year-2000 compliant platform for System/3x programs, which in turn extended the life of the Midrange applications at a relatively low cost to the developer.

ISVs that have developed successful AS/400 applications software are faced with the challenge of migrating their products to new platforms while maintaining their existing customer base for applications software running on the AS/400 platform. The Company's products may be used by these ISVs because BABY development tools do not modify the RPG source code. Moreover, screens developed with BABY/GUI can be used for both the AS/400 and Windows NT/2000(TM) offerings. As a result, one set of code and screens can be maintained for a developer's Midrange and PC platforms.

Mortgage Loan Processing
------------------------
The Company's MLPS product was originally developed in the early 1980's to serve the mortgage lending industry. Since then, the product has evolved to include all aspects of loan processing including first and second mortgages, credit cards, lines of credit, consumer, home equity, mortgage, and student loans. The Company targets MLPS primarily towards lenders and mortgage brokers in the finance industry. The software's scalability and flexibility allows the Company to offer MLPS to customers with loan processing volumes of less than 100 to over 5,000 per month.

COMPETITION

Competition in the rehosting end of the Company's business, including its BABY/iSeries and BABY/36 products, is minimal, as the Company believes that, with the exception of Unibol, there are no other significant rehosting products available in the marketplace. The Company's graphical and internet products, including its BABY/GUI and baby.com products, compete primarily with established market leaders Seagull Software and Jacada Ltd. Competition in the mortgage loan industry is intense, with a mix of both large and small companies competing for customers.

PRINCIPAL PRODUCTS

The Company markets a family of software products under the brand name BABY. The products provide (a) software solutions that allow business customers to migrate IBM Midrange applications to the PC environment and to execute such applications on a PC network without a complete rewrite of the application's source code; (b) GUI software that allows a developer of an AS/400 or iSeries/400 text-based application to present screens with WindowsTM point-and-click functionality; and (c) software that internet-enables AS/400 and iSeries/400 applications. Once the application runs on a BABY system, the developer deploys his application by purchasing a BABY runtime license for every user of the software. In addition, the Company markets a software product under the brand name MLPS that supports the processing of mortgage loans in the banking and financial industries.

The Company currently offers the following applications:

  - BABY/iSeries - BABY/iSeries is a PC-based application that allows developers to migrate IBM AS/400 and iSeries 400 applications and data files to the Windows NT/2000(TM) environment. The existing source code residing on an AS/400 or iSeries 400 is downloaded to a PC, recompiled, and executed without the need for redevelopment. BABY/iSeries also allows new programs to be developed, compiled, and debugged on a PC platform and allows subsequent program execution on either a PC or AS/400 and iSeries 400 computers.

  - BABY/36 - BABY/36 is a PC-based RPG II development, execution and operating environment that allows the migration of IBM System/36 applications to the Windows NT/2000(TM) environment. Similar in operation to BABY/iSeries, existing source code residing on a System/36 is downloaded to a PC, recompiled, and executed without the need for redevelopment.

  - BABY/GUI - BABY/GUI is a PC-based program that allows a software developer to transform System/36, AS/400 and iSeries 400 text-based applications into icon-driven Windows(TM) screens with point-and-click functionality. Residing on a Windows NT/2000(TM) server, BABY/GUI intercepts the instructions that the application sends to the screen and reinterprets it into a graphical presentation. This requires no redevelopment of the application's source code.

  -  baby.com - baby.com allows developers to Internet-enable
     AS/400-based and rehosted software applications. Baby.com renders screens that have been reinterpreted by BABY/GUI into a web deployable DHTML format for presentation to a remote Internet client. The developer can elect to use a sophisticated scripting capability to integrate legacy applications with PC-based programs.

  - MLPS - MLPS is an IBM AS/400-based software product for companies that do loan processing. The program can be adapted to various lending markets including retail and wholesale mortgages, automobile and consumer loans.

Services and Support

The Company currently supports its products with a team of technical experts and implementation consultants that can assist clients in migrating their applications to the PC environment.
The Company also offers services such as:

- Pre-Migration Analysis - Analysis and preparation of a customer's software and hardware environment for migration to the Company's products.

- Client-Server Consulting - Assistance in planning for and converting legacy application environments to client/server environments.

- Migration Services - Migration of RPG applications to the
  Company's PC-based operating environment.

- Implementation Service - On-site installation of migrated applications, technical training and configuration of the PC environment for program execution.

- Installation and Setup Services - Assistance in planning the installation of hardware and MLPS software at a customer site.

- Business Consulting Services - Consulting services designed to maximize loan processing efficiencies in utilizing MLPS to automate processing and collections.

DISTRIBUTION, MARKETING AND CUSTOMER RELATIONS

The Company sells its BABY products and services in North America directly to end-users and through a network of business partners, who bundle their own Midrange applications with the BABY products into a single PC offering. The Company also markets its products overseas through an international distributor network of IBM Business Partners and software houses. MLPS is sold directly to end-user banks and financial institutions throughout the United States. No single customer accounts for a material portion of the Company's revenues.

The Company is currently marketing and distributing its services and products through a direct sales force. The Company has also established and will continue to establish marketing and distribution relationships through a broad range of channels including business partners, distributors and manufacturers representatives, as well as direct sales representatives. In addition, the Company employs direct mail, advertising, seminars, trade shows, telemarketing, and on-going customer and third-party communications programs.

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

PROPRIETARY RIGHTS

The Company has a registered United States trademark for its family of BABY and MLPS software technology. In addition to its existing rights under law, management is currently planning to register additional copyrights and/or trademarks to fully protect its software. In addition, the Company is protecting new proprietary technological advancements as trade secrets until appropriate measures can be taken for protection.

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

The Company introduced three new BABY products in 2000. A new version of BABY/AS2000 incorporating new functionality such as the usage of Windows(TM) printer drivers, ODBC compliance for transfer of data between software applications and the ability to incorporate BABY/GUI to add a graphical user interface was introduced in the second quarter of 2000. In the third quarter of 2000 a new version of BABY/36 was released with Windows(TM) printer drivers, ODBC compliance and the ability to integrate BABY/GUI. Finally, in the fourth quarter of 2000, the first version of baby.com was released.

During the years ended December 31, 2000 and 1999, the Company incurred research and development expenses of $577,729 and 414,992, respectively, with respect to its current and future products. The cost of such activities were not borne by the Company's customers.

EMPLOYEES

At December 31, 2000, the Company had sixty seven (67) full-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

RISK FACTORS

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-KSB that are not historical facts (including, but not limited to statements contained in "Item 6 - Management's Discussion and Analysis or Plan of Operations" of this Report on Form 10-KSB relating to liquidity and capital resources) may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Annual Report on Form 10-KSB, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

Financial Condition and Going Concern Qualification. In early 2001, the Company implemented a new operating plan designed to accelerate the Company's ability to achieve positive operating cash flow. As part of the new operating plan, the Company reduced the size of its workforce and made further expense reductions in the areas of technical support, product development and general and administrative expenses. To successfully execute this plan, the Company must adhere to its expense reductions and work to achieve the revenue targets incorporated as underlying assumptions to its operating plan. If the Company is unable to manage its operating expenses and increase revenues, the Company will be unable to achieve positive operating cash flow. The Company's ability to achieve its annual and quarterly revenue goals could also be negatively impacted by the softening consumer demand for technology products, as well as the weakening general economic conditions and decreasing consumer confidence.

The Company's new operating plan reflects management's expectations as of the date of this annual report, and is based on currently available information as well as significant assumptions made by management regarding various revenue and operating expense items. The Company cannot guarantee that the assumptions that it relied upon in developing its operating plan will be accurate, or that future events or results will conform to the Company's expectations or assumptions. The Company's independent accountants have issued a "going concern" qualification to their audit opinion for the year ended December 31, 2000 that calls into question the Company's ability to continue operations through December 31, 2001. Furthermore, due to potential concerns regarding the Company's going concern qualification, financial condition and its perceived ability to fulfill its financial and other obligations, the Company's customers, vendors, and other corporate partners may decide not to conduct business with it, or may conduct business with the Company on terms that are less favorable than those customarily extended by them. As a result, if the Company's assumptions are inaccurate, or its expectations prove to be erroneous in light of future events, or if it is unable to maintain the support of its customers, vendors, and other key corporate relationships regardless of the success of its new operating plan, it will need to raise additional working capital before it achieves positive operating cash flow. In order to obtain this capital, the Company may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund its operations in the event it requires additional working capital to operate its business. The Company currently does not have any commitments for additional financing and it cannot be certain that additional financing, in light of the Company's current financial condition and going concern qualification, will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, the Company may not be able to fund its operations, and its business will fail. Further, if the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be diluted. Also, any new securities could have rights, preferences and privileges senior to that of the Company's Common Stock.

The Company has not achieved profitability since its inception, and it incurred net losses of $7,292,361 and $419,737 for the years ended December 31, 2000 and 1999, respectively, and may continue to incur losses for the foreseeable future. Although the Company recently initiated a restructuring of its business designed, in part, to significantly reduce costs in a number of areas, the Company expects to continue to incur substantial costs and expenses related to legal fees incurred in connection with various litigation against the Company. The Company's ability to become profitable and continue its operations depends on its ability to generate and sustain higher revenue levels, maintain reasonable operating expense levels consistent with the assumptions underlying the Company's new operating plan, and successfully defend itself against the litigation filed against it. If the Company is unable to increase its revenues or manage and reduce its operating expenses and costs compared to the year ended December 31, 2000, it will be unable to achieve positive operating cash flow. If the Company does not achieve positive operating cash flow in a timely manner that is consistent with its operating plan, the Company could fail.

Exposure to Damages as a Result of Litigation. On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The plaintiffs in the consolidated class action allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On December 4, 2000, an action was commenced in the United States District Court for the District of Nevada against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees by three shareholders of the Company who acquired their stock through a Private Placement conducted by the Company. The plaintiffs in the action contend that the defendants made false and misleading statements about the Company's actual and expected financial performance to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and other equitable and injunctive relief.

The Company believes that it has meritorious defenses to the above actions and intends to vigorously defend them.
The actions are in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.").
The complaint includes causes of action for fraud, breach of oral and written contract, promissory estoppel, reformation, specific performance, and unjust enrichment, among others. The complaint demands, among other things, that title to Unibol U.S. be conveyed to the Company and that damages be paid in an unspecified amount for defendants' fraudulent misrepresentations to the Company in entering into the Acquisition Documents.

In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. The thrust of the cross-complaint is defendants' assertion that the Company acquired Unibol, Ltd., but not Unibol U.S. Defendants also assert that the Company has breached its contractual obligations to defendants by failing to make installments required for the Company to acquire Unibol, Ltd., by unilaterally issuing press releases not approved by Unicomp, and by other action alleged to be inconsistent with defendants' rights under the Acquisition Documents. A separate lawsuit was brought in Georgia by Unicomp, Inc., and related parties against the Company, asserting many of the same claims asserted in the above-described cross-complaint. On or about March 23, 2001, the court dismissed the Georgia action based on a forum selection clause in the agreements between the Company and Unicomp, Inc. Because of the preliminary status of the case in Orange County, California, at this time it is not reasonably possible to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any. on the cross-complaint.

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

Dependence on Principal Products. For the year ended December 31, 2000, the Company's core of BABY and MLPS products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration. As previously noted, the Company derives most of its revenues from products that run on or replicate the AS/400 and iSeries 400 environment on a personal computer platform and provides a GUI for those text-screen applications. As a result, the Company's future operating results are dependent upon the continued widespread use of the AS/400 and iSeries 400. Because there can be no assurance that the AS/400 and iSeries 400 platforms will continue to be used in the foreseeable future, a decline in demand for AS/400 and iSeries 400 products and hence the Company's software products could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential for Software Defects. Software products as complex as the BABY and MLPS products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition. The Company encounters intense competition in some aspects of its business and competes directly with other software firms, many of which have greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse affect on the Company's business, financial condition and results of operations.

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

Possible Necessity for Additional Capital. Depending on the outcome of the currently filed class action lawsuits, the Company may require additional capital to fund its capital expenditures, product development and working capital requirements through 2001. In addition, any significant change in the Company's product development plans or marketing and distribution methods might require additional capital. If the Company is required in the future to seek additional capital through a new line of credit, asset-based lending or the sale of equity, no assurance can be given that such capital will be available on terms favorable to the Company, or at all. The sale of equity interests would dilute the ownership of current shareholders.

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

Limited Market for Common Stock; Absence of Dividends. The Common Stock of the Company is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CAWC". As a result, the market for the Company's stock is limited. There can be no assurance that a meaningful trading market will develop.

Year 2000. As of the date of this filing, the Company currently knows of no significant Year 2000-related failures that have occurred in either its products or its internal systems as a result of the date change from December 31, 1999 to January 1, 2000.

ITEM 2.  PROPERTIES.

As of December 31, 2000, the Company's corporate headquarters were located in approximately 10,668 square feet of office space leased from McCabe Way Irvine, LLC, located at 2485 McCabe Way, Irvine, CA 92614. The lease is for a five year term, with one five-year option, with monthly lease payments ranging from $23,047 to $24,776. In addition, the Company occupies office space for its ALE subsidiary in approximately 18,855 square feet of office space under an agreement with Software Connections, Inc. and a master lease from Crow Family Holdings Industrial Texas Limited Partnership, located at 1616 East Parham Road, Richmond, VA 23228. The lease term expires January 2003 and calls for monthly lease payments ranging from $12,294 to $13,043.

ITEM 3.  LEGAL PROCEEDINGS.

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. Dewees. The plaintiffs in the consolidated class action allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On December 4, 2000, an action was commenced in the United States District Court for the District of Nevada against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees by three shareholders of the Company who acquired their stock through a Private Placement conducted by the Company. The plaintiffs in the action contend that the defendants made false and misleading statements about the Company's actual and expected financial performance to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and other equitable and injunctive relief.

The Company believes that it has meritorious defenses to the above actions and intends to vigorously defend them.
The actions are in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.").
The complaint includes causes of action for fraud, breach of oral and written contract, promissory estoppel, reformation, specific performance, and unjust enrichment, among others. The complaint demands, among other things, that title to Unibol U.S. be conveyed to the Company and that damages be paid in an unspecified amount for defendants' fraudulent misrepresentations to the Company in entering into the Acquisition Documents.

In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. The thrust of the cross-complaint is defendants' assertion that the Company acquired Unibol, Ltd., but not Unibol U.S. Defendants also assert that the Company has breached its contractual obligations to defendants by failing to make installments required for the Company to acquire Unibol, Ltd., by unilaterally issuing press releases not approved by Unicomp, and by other action alleged to be inconsistent with defendants' rights under the Acquisition Documents. A separate lawsuit was brought in Georgia by Unicomp, Inc., and related parties against the Company, asserting many of the same claims asserted in the above-described cross-complaint. On or about March 23, 2001, the court dismissed the Georgia action based on a forum selection clause in the agreements between the Company and Unicomp, Inc. Because of the preliminary status of the case in Orange County, California, at this time it is not reasonably possible to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, on the cross-complaint.

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

The table below reflects the high and low closing prices of the Common Stock, as reported by the OTCBB, from January 1, 2000 through December 31, 2000.

                                        HIGH              LOW
                                        ----              ---

    First Quarter                      $14.38            $0.67
    Second Quarter                     $12.00            $4.44
    Third Quarter                       $4.50            $0.56
    Fourth Quarter                      $1.44            $0.25

HOLDERS

As of December 31, 2000, there were 175 stockholders of record of the Company's Common Stock.

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

On January 12, 1999, the Company acquired the net assets of CSPI with a historical cost of $700,840 in exchange for a Common Stock subscription. Since CSPI's line of business was substantially the same as the Company's, and the shareholders, officers, and directors of CSPI and CSC were substantially the same, the Company valued the net assets acquired from CSPI at their historical cost. On January 27, 2000, the subscription was converted into 2,000,000 shares of the Company's Common Stock. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Effective March 15, 2000, the Company effected a two-for-one stock split. Since the Company is incorporated in the State of Nevada, where state securities laws mandate a minimum par value of $0.001 (the par value of the Company's Common Stock prior to the split), the Company increased its Common Stock and decreased its additional paid-in capital accounts to account for effects of the stock split. All share amounts and dollar amounts in this Form 10-KSB have been adjusted to account for the effects of this split.

On March 15, 2000, pursuant to a private placement agreement that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 dated November 23, 1999, the Company issued 600,000 shares of its Common Stock in exchange for cash of $200,000 and a note receivable in the amount of $74,032. The note bears no interest and matures on September 6, 2001. This note was subsequently forgiven in its entirety in accordance with the terms of an agreement entered into on March 30, 2001.

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

During the twelve months ended December 31, 2000, the Company issued to unrelated non-employees 783,000 shares of Common Stock at prices from $0.53 to $7.20 per share for various services. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

PLAN OF OPERATION

Over the next twelve months, the Company plans on continuing its research and development activities to develop enhancements to existing products as well as working to develop new products. In connection with these activities, the Company plans on launching the following new products during 2001:

  - The Company plans to release a new version of its BABY/GUI software that will feature enhancements to add new functionality and reduce implementation time.

  - The Company plans to release a new version of baby.com that incorporates Microsoft ActiveX(TM) components that will make it easier for remote users to interact with the web pages baby.com presents.

  -  The Company plans to introduce its first release of BABY/GUI
     3270, which will make the Company's BABY/GUI product available to mainframe developers for the first time.

  - MLPS (NT) - The Company plans to introduce a new version of MLPS that will run under Windows NT/2000(TM) through the use of the Company's migration, graphical, and internet products.

The Company anticipates that the development of these and other new products may require the Company to seek alternative means of financing. Accordingly, the Company is exploring different avenues of financing. In addition, depending on the outcome of the aforementioned lawsuits, the Company may be required to seek additional financing to sustain its operations. There can be no assurance that the Company will be able to secure financing on terms acceptable to the Company, or at all. As a result of these factors, the Company is presently unable to estimate how long it can satisfy its cash requirements.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2000 Compared to Twelve Months
Ended December 31, 1999

Software Sales. Software sales consist of sales of the Company's BABY and MLPS software products. Software sales for the year ended December 31, 2000 and 1999 were $1,026,195 and $2,571,164, respectively. The decrease in revenues of approximately 60.1% during 2000 was primarily due to declines in sales of the Company's rehosting products as compared to 1999, when the Company upgraded its then-current rehosting customers to provide them with Y2K-compliant versions of BABY/36 and BABY/400.
Because the Company foresaw the decline in rehosting business during 2000, it refocused its efforts on the development of its baby.com product which was released late in the year. To a lesser degree, the Company encountered significant distractions during the third and fourth quarter from its ongoing litigation relating to the shareholder class action and Unicomp lawsuits, both of which negatively impacted management's ability to maximize the benefits of its ALE acquisition as well as the ability to focus on the Company's core business.

Hardware Sales. Hardware sales consists of sales of IBM computer equipment made by the Company's ALE subsidiary in connection with sales of its MLPS software. Hardware sales for the year ended December 31, 2000 were $199,228. There were no sales of hardware for the year ended December 31, 1999, as ALE was acquired by the Company in October 2000. The Company does not plan to continue to sell hardware in conjunction with sales of its MLPS software since the costs of administration do not warrant the revenues generated.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the years ended December 31, 2000 and 1999 was $547,057 and $135,834, respectively, a 302.7% increase primarily due to the Company's acquisition of the ALE customer base and accompanying maintenance revenue stream. It is anticipated that revenue from these sources will continue to increase over the next twelve months as the Company expands its customer base.

Cost of Sales. Cost of sales is primarily comprised of the cost of hardware sales of IBM computer equipment made by the Company's ALE subsidiary in connection with sales of its MLPS software, as well as other miscellaneous revenue-related costs. Cost of sales for the year ended December 31, 2000 were $227,825. There was no cost of sales for the year ended December 31, 1999, as ALE was acquired by the Company in October 2000. Since the Company expects that future sales of computer hardware will not be significant, the Company anticipates that cost of sales will not be a significant component of expense in the future.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the years ended December 31, 2000 and 1999, the Company incurred research and development costs of $577,729 and $414,992, respectively, a 39.2% increase that was primarily the result of the Company's acquisition of ALE in October 2000 as well as from the Company's investment in its baby.com development. As a percentage of revenue, research and development costs for the years ended December 31, 2000 and 1999 were 32.6% and 15.3%, respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the years ended December 31, 2000 and 1999, selling, general and administrative expenses were $7,197,109 and $2,686,999, respectively, a 167.8% increase.
As a percentage of revenue, selling general and administrative expenses for the years ended December 31, 2000 and 1999 were 406.0% and 99.3%, respectively. The increase in selling, general and administrative expenses were primarily due to increases in headcount of the Company during 2000, increases in professional fees resulting primarily from the Company's shareholder class action and Unicomp litigation, as well as additional expenses resulting from the Company's acquisition of ALE in October 2000. The Company has taken steps to reduce its general and administrative costs, including reducing headcount, but anticipates that reductions in these expenses will be somewhat offset by increases relating to sales and marketing efforts in the short-term future.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the years ended December 31, 1999 was $252,466 and $13,100, respectively, a 1,827.2% increase. As a percentage of revenue, depreciation and amortization for the years ended December 31, 2000 and 1999 was 14.2% and 0.5%, respectively. The increase in depreciation and amortization during 2000 was primarily the result of goodwill amortization arising from the Company's acquisition of ALE in October 2000. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of an increase in property and equipment or goodwill acquired as a part of any possible future acquisitions made by the Company.

Other Income/Expense, Net. Other income/expense primarily consists of imputed interest expense calculated on the liabilities assumed by the Company in connection with its acquisition of CSPI in January 1999, offset by interest income received from investments of the Company's excess cash balances. Net other income for the year ended December 31, 2000 was $190,288 while net other expense for the year ended December 31, 1999 was $11,644, a 1,734.2% increase. As a percentage of revenue, net other income for the year ended December 31, 2000 was 10.7%, while net other expense for the year ended December 31, 1999 was 0.4%.

Income Taxes. The Company did not record any tax benefits arising from losses from operations for the years ended December
31, 2000 and 1999.

Extraordinary Charge.  For the year ended December 31, 2000, the
Company recorded a one-time charge of $1,000,000 as a reserve against its investment in Unibol.

Net Income / Loss. For the year ended December 31, 2000, the Company recorded a net loss of $7,292,361 or $0.65 per common share as compared to a net loss of $419,737 or $0.06 per common share for the year ended December 31, 1999 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $7,292,361 and $419,737 for the years ended December 31, 2000 and 1999 respectively. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock. On or about October 28, 1998, the Company completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 5,400,000 shares of its Common Stock to its founders for an aggregate amount of $7,175, consisting of $2,800 cash and the forgiveness of a loan owed to the stockholders for corporate consulting and incorporation costs that were paid for by the stockholders in the amount of $4,375. On or about December 7, 1998, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. The Company sold 1,141,800 shares of Common Stock at a price of $0.025 per share, for proceeds of $25,545, net of offering costs of $3,000.
On March 15, 2000, pursuant to a private placement agreement that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 dated November 23, 1999, the Company issued 600,000 shares of its Common Stock in exchange for cash of $200,000 and a note receivable in the amount of $74,032. The note bears no interest and matures on September 6, 2001. This note was subsequently forgiven in its entirety in accordance with the terms of an agreement entered into on March 30, 2001 (see
Note 14).
Finally, during the second quarter of 2000, the Company completed a private placement of 2,654,971 shares of its Common Stock. The offering price per share was $4.00 and the Company received an aggregate of $8,779,898 in proceeds from the offering. The Company paid commissions and expenses in the aggregate amount of $547,259 in connection with the offering. The offering was made by the Company in reliance on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and the shares were offered solely to accredited investors as that term is defined in Rule 501 of such regulation.

Net cash used in operating activities for the year ended December 31, 2000 was $4,568,481, while net cash provided by operations for the year ended December 31, 1999 was $87,292. The negative cash flows generated from operations for the year ended December 31, 2000 were primarily the result of operating losses incurred by the Company, while the positive cash flows generated from operations for the year ended December 31, 1999 were primarily due to the effects of non-cash charges. In the short term future, the Company believes that it may continue to experience negative cash flows from operations as it restructures its sales efforts to prepare for supporting its new graphical and Internet-related products.

Net cash used in investing activities for the year ended December 31, 2000 was $1,824,557, while net cash provided by investing activities for the year ended December 31, 1999 was $300,095.
The cash flows used in investing activities for the year ended December 31, 2000 were primarily due to the Company's acquisition of ALE Systems in October 2000, as well as the Company's $1,000,000 investment in Unibol, Ltd., while the positive cash flows generated from investing activities for the year ended December 31, 1999 were primarily due to cash received from the Company's acquisition of CSPI in January 1999. The Company expects to continue to invest in capital and other assets to support its growth.

Net cash provided by financing activities for the years ended December 31, 2000 was $8,424,835, which was derived primarily from the Company's private offering of stock that was completed during 2000. There was no cash provided by or used in financing activities for the year ended December 31, 1999. The Company anticipates that it may seek additional capital in the future to support its business plan.

At December 31, 2000, cash and cash equivalents totaled
$2,434,579, up $2,031,797 from $402,782 at December 31, 1999.  In addition, at December 31, 2000, the Company had a working capital deficiency of $1,494,819 and an accumulated deficit of $7,729,423.

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The plaintiffs in the consolidated class action allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On December 4, 2000, an action was commenced in the United States District Court for the District of Nevada against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees by three shareholders of the Company who acquired their stock through a Private Placement conducted by the Company. The plaintiffs in the action contend that the defendants made false and misleading statements about the Company's actual and expected financial performance to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and other equitable and injunctive relief.

The Company believes that it has meritorious defenses to the above actions and intends to vigorously defend them.
The actions are in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.").
The complaint includes causes of action for fraud, breach of oral and written contract, promissory estoppel, reformation, specific performance, and unjust enrichment, among others. The complaint demands, among other things, that title to Unibol U.S. be conveyed to the Company and that damages be paid in an unspecified amount for defendants' fraudulent misrepresentations to the Company in entering into the Acquisition Documents.

In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. The thrust of the cross-complaint is defendants' assertion that the Company acquired Unibol, Ltd., but not Unibol U.S. Defendants also assert that the Company has breached its contractual obligations to defendants by failing to make installments required for the Company to acquire Unibol, Ltd., by unilaterally issuing press releases not approved by Unicomp, and by other action alleged to be inconsistent with defendants' rights under the Acquisition Documents. A separate lawsuit was brought in Georgia by Unicomp, Inc., and related parties against the Company, asserting many of the same claims asserted in the above-described cross-complaint. On or about March 23, 2001, the court dismissed the Georgia action based on a forum selection clause in the agreements between the Company and Unicomp, Inc. Because of the preliminary status of the case in Orange County, California, at this time it is not reasonably possible to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, on the cross-complaint.

The Company believes that it has meritorious defenses to these actions and intends to vigorously defend them.

On February 13, 2001, the Company entered into a settlement and release agreement (the "Settlement Agreement") with certain shareholders that participated in the Company's private placement of Common Stock during 2000 (the "Participating Subscribers").
Under the terms of this agreement, the Participating Subscribers have agreed to release the Company, two of its officers and directors and an unrelated party (the "Released Parties") from any and all alleged claims against the Released Parties in connection with the Company's private placement of Common Stock during 2000 in exchange for a cash payment of $0.565 per share purchased, a note payable over 36 months, bearing no interest, equal to $0.365 per share purchased, and one warrant exercisable into one share of the Company's Common Stock for each share purchased. The warrants have an exercise price of $2.00 and must be exercised within 24 months. In addition, the two officers and the unrelated party agreed to give up a portion of their individual common share holdings to the Participating Subscribers. All amounts payable under the Settlement Agreement are to be paid no later than March 30, 2001.

A summary of the amounts payable by the Company under the Settlement Agreement are as follows:


     Cash                              $  821,212
     Notes payable                        530,517
                                       ----------
     Total cash and notes payable      $1,351,729
                                       ==========
     Number of Common Stock warrants    1,453,472
                                       ==========

On March 30, 2001, the Company entered into an agreement with NevWest Securities Corporation ("NevWest") and one of its officers to borrow cash of $450,000 to assist it in paying the cash amounts due under the Settlement Agreement. Under the terms of the notes, the Company agreed to repay the notes beginning April 10, 2001 over a 36-month period at an interest rate of prime plus 2% (10% as of March 30, 2001). The notes are secured by all of the tangible and intangible assets of the Company; furthermore, the Company's Chief Executive Officer agreed to personally guarantee one-half of the loan amount. In addition, the Company agreed to forgive a promissory note of $74,032 owed to it by NevWest. After receiving the loan proceeds, on or about March 30, 2001, the Company delivered initial cash proceeds of $792,962 along with the notes payable, Common Stock warrants, and the shares of Common Stock to the Participating Subscribers.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operations or financial position.

Other than the above, the Company had no significant commitments for capital expenditures at December 31, 2000. Depending on the outcome of the above-mentioned litigation currently filed against the Company, the Company may be required to raise additional funds to meet its working capital and capital expenditure needs through the next twelve months.

Item 7. Financial Statements.



                        TABLE OF CONTENTS

                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                20

CONSOLIDATED BALANCE SHEET                                  21

CONSOLIDATED STATEMENTS OF OPERATIONS                       22

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY              23

CONSOLIDATED STATEMENTS OF CASH FLOWS                       24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  25

                  INDEPENDENT AUDITORS' REPORT
                  ----------------------------


Board of Directors and Shareholders
California Software Corporation


We have audited the accompanying consolidated balance sheet of California Software Corporation as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and
disclosures  in  the consolidated financial statements.   An
audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Software Corporation and subsidiaries as of December 31, 2000, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and is a party to shareholder class actions. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Tinter & Associates, LLC


Denver, Colorado
April 5, 2001

                 California Software Corporation
                   Consolidated Balance Sheet
                        December 31, 2000



ASSETS

Current assets:
  Cash and cash equivalents-----------------------   $2,434,579
  Accounts receivable, net of allowance for
   doubtful accounts of $125,000------------------    1,237,422
  Prepaids and other current assets---------------      591,664
                                                     -----------
     Total current assets-------------------------    4,263,665

Property and equipment, net-----------------------      285,193
Goodwill and other intangibles, net---------------    3,736,446
Other assets--------------------------------------       69,557
                                                     -----------
TOTAL ASSETS--------------------------------------   $8,354,861
                                                     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses----------    $4,481,863
  Accrued payroll and related taxes--------------       870,557
  Deferred revenue-------------------------------       406,064
                                                     -----------
    Total current liabilities--------------------     5,758,484

Long-term liabilities----------------------------     1,264,431
                                                     -----------
    Total liabilities----------------------------     7,022,915

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000
  shares authorized; no shares issued and
  outstanding------------------------------------             -
Common stock, $0.001 par value; 20,000,000
  shares authorized; 12,579,771 shares issued
  and outstanding--------------------------------        12,580
  Additional paid-in capital---------------------     9,048,789
Accumulated deficit------------------------------    (7,729,423)
                                                     -----------
Total stockholders' equity-----------------------     1,331,946
                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY-------    $8,354,861
                                                     ===========


     See the accompanying notes to the financial statements.

                 California Software Corporation
              Consolidated Statements of Operations
         For the Years Ended December 31, 2000 and 1999


                                                2000         1999
                                            -----------   -----------
Revenues:
  Software sales-------------------------   $1,026,195    $2,571,164
  Hardware sales-------------------------      199,228             -
  Maintenance and other revenue----------      547,057       135,834
                                            -----------   -----------
    Total revenues-----------------------    1,772,480     2,706,998
                                            -----------   -----------
Costs and expenses:
  Cost of sales--------------------------      227,825             -
  Research and development---------------      577,729       414,992
  Selling, general, and administrative---    7,197,109     2,686,999
  Depreciation and amortization----------      252,466        13,100
                                            -----------   -----------
    Total costs and expenses-------------    8,255,129     3,115,091
                                            -----------   -----------
Loss from operations---------------------   (6,482,649)     (408,093)

Other income (expense), net--------------      190,288       (11,644)
                                            -----------   -----------
Loss before provision for income taxes---   (6,292,361)     (419,737)

Provision for income taxes---------------            -             -
                                            -----------   -----------
Loss before extraordinary item-----------   (6,292,361)     (419,737)

Extraordinary item - loss on
investment-------------------------------   (1,000,000)            -
                                            -----------   -----------

Net loss---------------------------------  $(7,292,361)   $ (419,737)
                                            ===========   ===========
Loss per common share, basic and fully
diluted:

Loss before extraordinary item-----------  $     (0.56)   $    (0.06)
Extraordinary item-----------------------        (0.09)            -
                                            -----------   -----------
Net loss---------------------------------  $     (0.65)   $    (0.06)
                                            ===========   ===========
Weighted-average shares outstanding -
basic and fully diluted-----------------    11,180,857     6,541,800
                                            ===========   ===========



     See the accompanying notes to the financial statements.

                   California Software Corporation
                  Statement of Stockholders' Equity
           For the Years Ended December 31, 2000 and 1999


               Common Stock    Additional   Common                   Total
               --------------   Paid-In     Stock   Accumulated Stockholders'
               Shares   Amount   Capital  Subscribed  Deficit       Equity
            ---------------------------------------------------------------

Balance at
January 1,
1999          6,541,800 $ 6,542   $ 26,178 $      -   $ (17,325)  $ 15,395

Subscription
of common
stock for
acquisition
of CSPI
assets                -       -          -  700,840           -    700,840

Net loss              -       -          -        -    (419,737)  (419,737)
            ---------------------------------------------------------------
Balance at
December 31,
1999          6,541,800   6,542     26,178  700,840    (437,062)   296,498

Conversion of
common stock
subscription  2,000,000   2,000    698,840 (700,840)          -         -


Issuances of
common
stock         4,037,971   4,038  9,675,500        -           -  9,679,538

Reserve for
settlement            -       - (1,351,729)       -           - (1,351,729)

Net loss              -       -          -        -  (7,292,361)(7,292,361)
            ---------------------------------------------------------------
Balance at
December 31,
2000         12,579,771 $12,580 $9,048,789 $      - $(7,729,423)$1,331,946
            ===============================================================


     See the accompanying notes to the financial statements.

                 California Software Corporation
              Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2000 and 1999

                                               2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss--------------------------------  $(7,292,361)    $ (419,737)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization-----------      252,466         13,100
Allowance for doubtful accounts---------      302,864        497,214
Writedown of obsolete inventory---------            -         84,828
Issuance of common stock for services---    1,182,881              -
Loss on disposal of assets--------------        5,542              -
Provision for loss on investment--------    1,000,000              -

Changes in operating assets and
  liabilities:

  Accounts receivable-------------------      497,476         63,762
  Prepaids and other current assets-----     (485,375)       (25,291)
  Accounts payable and accrued expenses-      (65,359)      (108,847)
  Accrued payroll and related taxes-----       19,125         (5,070)
  Deferred revenue----------------------       14,260        (12,667)
                                           -----------   ------------
Net cash provided by (used in) operating
  activities----------------------------   (4,568,481)        87,292
                                           -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of CSPI assets,
  net of cash acquired-----------------             -        349,950
Purchase of ALE, net of cash acquired--      (713,903)             -
Purchase of Unibol---------------------    (1,000,000)             -
Acquisition of property and equipment--      (105,115)       (49,855)
Other assets---------------------------        (5,539)             -
                                           -----------   ------------
Net cash provided by (used in) investing
  activities---------------------------    (1,824,557)       300,095
                                           -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock---------------     8,432,639              -
Repayments under capital leases--------        (7,804)             -
                                           -----------   ------------
Net cash provided by financing activities   8,424,835              -
                                           -----------   ------------
Net increase in cash and cash equivalents   2,031,797        387,387
Cash and cash equivalents, beginning of
  year---------------------------------       402,782         15,395
                                           -----------   ------------
Cash and cash equivalents, end of year-   $ 2,434,579     $  402,782
                                           ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
Interest-------------------------------   $    31,922     $   24,024
                                           ===========   ============
Income taxes---------------------------   $         -     $        -
                                           ===========   ============
NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
Purchase of CSPI assets in exchange for
  common stock subscription-----------    $         -     $  700,840
                                           ===========   ============
Conversion of common stock subscription
  into common stock-------------------    $   700,840     $        -
                                           ===========   ============
Issuance of common stock in exchange
  for note receivable-----------------    $    74,032     $        -
                                           ===========   ============
Equipment acquired under capital leases   $    33,431     $        -
                                           ===========   ============
Notes payable for PPM settlement------    $ 1,351,729     $        -
                                           ===========   ============


  See the accompanying notes to the financial statements.

                  California Software Corporation
              Notes to Consolidated Financial Statements
                        December 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

California Software Corporation (the "Company") was incorporated in the State of Nevada on October 28, 1998. The Company markets a family of software products under the brand name BABY that provide (a) software solutions that allow business customers to migrate International Business Machines ("IBM") Midrange RPG applications to the PC environment and to execute such applications on a PC network without a complete rewrite of the application's source code; (b) GUI software that allows a developer of an AS/400 or iSeries/400 text-based application to present screens with Windows(TM) point-and-click functionality; and
(c) software that internet-enables AS/400 and iSeries/400 applications. In addition, the Company markets a software product under the brand name MLPS that supports the processing of mortgage loans in the banking and financial industries.

Through December 31, 1998, the Company had been in the development stage. Effective January 12, 1999, the Company commenced operations and was no longer considered to be in the development stage.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.
Intercompany transactions and balances have been eliminated in consolidation.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

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

At December 31, 2000, the Company had cash balances on deposit that exceeded the balance insured by the FDIC by approximately
$2.33 million at a single financial institution.

Concentrations

During the year ended December 31, 2000, one domestic customer accounted for approximately 11.7% of the Company's consolidated sales. At December 31, 2000, accounts receivable from this customer totaled $31,310.

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

Deferred Revenue

Deferred revenue primarily relates to end-user maintenance and business partner agreements which have been paid for by customers prior to the performance of those services. Revenue from these services is recognized ratably over the term of the corresponding maintenance or partner agreement.

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

Accounting for Stock-Based Compensation

Effective January 1, 1999, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock option plans. In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of APB No. 25. The application of FIN 44 did not have a material impact on the Company's financial position or consolidated results of operations.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.
Advertising costs included in selling, general and administrative expenses aggregated $458,918 and $217,189 in 2000 and 1999, respectively.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be antidilutive.

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

Goodwill

Goodwill associated with the acquisition of the assets of Software Connections, Inc. d/b/a ALE Systems ("ALE") is being amortized using the straight-line method over a period of five years. Amortization charged to operations during 2000 and accumuated amortization at December 31, 2000 was $196,655 (see
Note 4).

Recent Pronouncements

The FASB recently issued Statement of Financial Accounting Standards No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 defers for one year the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS No. 133").   The rule now will apply to all
fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect the adoption of SFAS No.133 to have a material impact on the earnings and financial position of the Company.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") which provides guidance on recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 does not impact the Company's revenue recognition policies.

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred a net loss of $7,292,361 for the year ended December 31, 2000 and has incurred net losses since its inception in 1998. The Company also has a working capital deficiency of $1,494,819 at December 31, 2000. In addition, the Company is currently a party to shareholder class actions, as more fully described in Note 7.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, attain profitable operations, and receive a favorable outcome to the litigation described above. Management plans to increase revenues by expanding its customer base, enhancing existing products, and developing new and upgraded products.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

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

Following is a summary of revenue and income (loss) for the year ended December 31, 1999 before income taxes:

                                       Previously
                                        Reported     Restated
                                       -----------  ----------
Total revenue                         $10,246,193  $2,706,998
                                       ===========  ==========
Net income (loss) before income taxes $ 3,350,493   $(419,737)
                                       ===========  ==========

The Company is currently involved in litigation as a result of this restatement (see Note 7).

NOTE 4. ACQUISITIONS

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

On October 20, 2000, the Company acquired the net assets of Software Connections, Inc, dba ALE Systems ("ALE"), consisting of assets valued at $1,836,632 and liabilities valued at $4,102,233.
Consideration for this purchase consisted of an initial cash payment of $750,000, an earn-out payable bearing no interest over 60 months valued between $625,000 and $2,500,000 depending on ALE's operating results during that period, and a note payable bearing no interest in the amount of $292,500 payable in monthly installments over 36 months. The acquisition has been accounted for as a purchase and, accordingly, the operating results of ALE have been included in the consolidated financial statements of the Company since the date of acquisition.
The excess of the aggregate purchase price over the fair market value of net assets acquired of $3,933,101 is being amortized over five years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999 assume the ALE acquistion occurred as of January 1, 1999:

                                                2000         1999
                                            ------------ ------------
Net revenue                                $  6,115,708 $ 13,316,273
                                            ============ ============
Net loss                                   $ (7,776,581)$ (1,146,150)
                                            ============ ============
Loss per share, basic and fully diluted    $      (0.69) $     (0.18)
                                            ============ ============

NOTE 5. NONRECURRING IMPAIRMENT CHARGES

In 1999, the Company discontinued selling a DOS-based version of its computer software. Because of this, an item that accounted for $84,828 of inventory became obsolete and was charged to operations.

On November 8, 2000, the Company signed a letter of intent to merge with Unicomp, Inc. ("Unicomp"), a Georgia corporation. On that same date, and two days thereafter, the Company entered into various agreements with Unicomp through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S."). In the Stock Purchase Agreement, Amendment, and related documents, the Company agreed to pay cash of $1,000,000, an additional $500,000 due in four monthly installments commencing on the first of the month beginning with the second month after the Closing Date, and $1,500,000 of the Company's Common Stock due and valued on the six month anniversary of the Closing Date.
On November 13, 2000, the Company paid the $1,000,000 in cash due under the agreements. Subsequent to the cash payment, a dispute arose between the Company and Unicomp about Unicomp's providing of financial information, the identity of the companies included under the acquisition documents, as well as the intent of certain provisions contained in the Amendment purporting to grant sole operational and voting control over the Unibol entities to the Chief Executive Officer of Unicomp for a six month period. As a result, the Company did not make any of the installment payments due under the purchase agreement, and merger discussions were terminated. The Company thereafter filed a lawsuit in California against Unicomp, several of its officers and directors, and a third party alleging fraudulent misrepresentation and various other charges in connection with the acquisition of Unibol, Ltd.
and Unibol, Inc. Unicomp also filed a lawsuit in Georgia against the Company seeking to preserve Unicomp's interest in one of the Unibol companies, Unibol, Inc., as well as to uphold the original terms and conditions of the Agreement and Amendment, although that lawsuit was subsequently dismissed by the Georgia court. The claims previously asserted by Unicomp in the Georgia action are asserted by Unicomp in a cross-complaint to the action in California filed by the Company. On January 22, 2001, at a meeting of Unibol UK's shareholders, the shareholders elected to revoke the agreement giving control over the Unibol entities to the Chief Executive Officer of Unicomp and the Company asserted its physical and operational control over Unibol UK on or about January 29, 2001.
Due to legal obstacles, the Company has not been able to ascertain what assets and liabilities it purchased in connection with this acquisition. In addition, the outcome of the current litigation is not known at this time. As a result, the Company has established a valuation reserve at December 31, 2000 against its $1,000,000 cash investment in Unibol. This reserve is presented as an extraordinary item in the Company's Consolidated Statement of Operations for the year ended December 31, 2000.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 is as follows:


  Computer equipment                              $143,684
  Office equipment                                 128,158
  Equipment held under capital leases               74,714
                                                  ---------
                                                   346,556
  Less accumulated depreciation and amortization   (61,363)
                                                  ---------
                                                  $285,193
                                                  =========

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases
------
In February 2000, the Company entered into a non-cancelable operating lease agreement for its corporate facilities. The lease is for a term of five years with an option to extend the lease for an additional five years at the conclusion of the original lease term. In addition, the Company assumed a non-cancelable operating lease agreement for its facilities located in Richmond, VA in connection with its acquisition of ALE.
The lease expires in January 2003.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more are as follows:


     2001                                    $  447,064
     2002                                       437,608
     2003                                       301,305
     2004                                       295,049
     2005                                        99,103
                                             ----------
                                             $1,580,129
                                             ==========

Rent expense for the years ended December 31, 2000 and 1999 totaled $295,961 and $93,081, respectively.

Litigation

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The plaintiffs in the consolidated class action allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

On December 4, 2000, an action was commenced in the United States District Court for the District of Nevada against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees by three shareholders of the Company who acquired their stock through a Private Placement conducted by the Company. The plaintiffs in the action contend that the defendants made false and misleading statements about the Company's actual and expected financial performance to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and other equitable and injunctive relief.

The Company believes that it has meritorious defenses to the above actions and intends to vigorously defend them.
The actions are in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.").
The complaint includes causes of action for fraud, breach of oral and written contract, promissory estoppel, reformation, specific performance, and unjust enrichment, among others. The complaint demands, among other things, that title to Unibol U.S. be conveyed to the Company and that damages be paid in an unspecified amount for defendants' fraudulent misrepresentations to the Company in entering into the Acquisition Documents.

In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. The thrust of the cross-complaint is defendants' assertion that the Company acquired Unibol, Ltd., but not Unibol U.S. Defendants also assert that the Company has breached its contractual obligations to defendants by failing to make installments required for the Company to acquire Unibol, Ltd., by unilaterally issuing press releases not approved by Unicomp, and by other action alleged to be inconsistent with defendants' rights under the Acquisition Documents. A separate lawsuit was brought in Georgia by Unicomp, Inc., and related parties against the Company, asserting many of the same claims asserted in the above-described cross-complaint. On or about March 23, 2001, the court dismissed the Georgia action based on a forum selection clause in the agreements between the Company and Unicomp, Inc. Because of the preliminary status of the case in Orange County, California, at this time it is not reasonably possible to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss, if any, on the cross-complaint.

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

NOTE 8. STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Board of Directors has the authority to issue shares of preferred stock, in one or more series, and containing certain rights and limitations, including dividend rights, voting rights, conversion privileges, redemption rights, and liquidation or sinking fund rights. No preferred stock has been issued or is outstanding at December 31, 2000 and the Company has no present plans to issue any shares of preferred stock.

Common Stock

On February 1, 2000, the Company entered into an agreement for investor relations services that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Under the terms of the agreement, the Company received investor relations services for a nine month period from February 1, 2000 to October 31, 2000 in exchange for 420,000 shares of the Company's Common Stock valued at $0.625 per share. These shares were issued on March 6, 2000, and were valued at the fair market value of the shares on the date the Company agreed to issue the shares.

On February 1, 2000, the Company entered into an agreement for various corporate financial services that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Under the terms of the agreement, the Company received specified financial consulting services in exchange for 200,000 shares of the Company's Common Stock valued at $0.525 per share. These shares were issued on March 15, 2000, and were valued at the fair market value of the shares on the date the Company agreed to issue the shares.

On March 15, 2000 the Company effected a 2 for 1 forward stock split. All share and per share amounts in this report have been restated to give effect to this split.

On March 15, 2000, pursuant to a private placement agreement that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 dated November 23, 1999, the Company issued 600,000 shares of its Common Stock in exchange for cash of $200,000 and a note receivable in the amount of $74,032. The note bears no interest and matures on September 6, 2001. This note was subsequently forgiven in its entirety in accordance with the terms of an agreement entered into on March 30, 2001 (see
Note 14).

On April 6, 2000, the Company entered into an agreement for investor relations services that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Under the terms of the agreement, the Company received investor relations services for a six month period from April 1, 2000 to September 30, 2000 in exchange for 150,000 shares of the Company's Common Stock valued at $5.10 per share. These shares were issued on April 14, 2000, and were valued at the fair market value of the shares on the date the Company agreed to issue the shares.

During the three months ended June 30, 2000, the Company completed a private offering of its Common Stock under the provisions of Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company issued a total of 2,654,971 shares of its Common Stock in exchange for proceeds of $8,232,639, net of offering costs of $547,259.

During the year ended December 31, 2000, the Company issued 13,000 shares of its Common Stock that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 valued between $1.50 and $7.20 per share in exchange for other services valued at $55,533, the fair market value of the shares on the dates the Company agreed to issue the shares.

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

NOTE 9. EMPLOYEE STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On December 4, 2000, the Board of Directors of the Company approved by action taken without a meeting by written consent, subject to the approval of the shareholders, an option plan (the "Plan") creating 3,000,000 shares of Common Stock underlying options that may be granted under the Plan. The Plan was approved by the holders of a majority of the outstanding Common Stock of the Company on December 4, 2000. As of December 31, 2000, the Company had issued 2,078,500 shares under the Plan, with 921,500 shares remaining for future grant under the Plan. In addition, the Company granted 1,000,000 non-qualified stock options not under the Plan in connection with an employment agreement entered into in conjunction with the Company's acquisition of ALE. These options were granted on October 20, 2000 at $0.74 per share, the fair market value of the Company's stock as of the date of grant, vest at a rate of 40,000 shares per month, and are exercisable for a five year period.

The following is a summary of changes in options outstanding for the year ended December 31, 2000:

                                                  Weighted-
                                                  average
                                                  exercise
                                         Options    price
                                      ----------  ----------
  Outstanding - beginning of year              -     $     -
  Granted                              3,328,500        0.60
  Exercised                                    -           -
  Forfeited                             (250,000)      (0.68)
                                      ----------  ----------
  Outstanding - end of year            3,078,500        0.57
                                      ==========  ==========
  Exercisable at end of year              80,000     $  0.74
                                      ==========  ==========
  Weighted-average fair value of       $    0.59
  options granted during the year     ==========

The following table summarizes information about stock options outstanding at December 31, 2000:

                           Outstanding             Exercisable
             -------------------------------------------------------
                            Weighted
                             average    Weighted            Weighted
   Range of                 remaining    average            average
  exercise        Number   contractual  exercise  Number    exercise
   prices       outstanding   life        price exercisable  price
--------------------------------------------------------------------
$0.31 - $0.56   1,777,000     4.91    $  0.36         -      $   -

$0.57 - $1.25   1,290,000     4.77       0.83    80,000       0.74

$1.26 - $13.56     11,500     4.26       4.72         -         -


The weighted average remaining contractual life of all stock options outstanding at December 31, 2000 was 4.8 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000: risk free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's Common Stock of 233%; and a weighted-average life of the option of 4.8 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense in the year(s) that the options were issued. The Company's pro forma information follows:

                                           December 31,
                                        2000        1999
                                     ----------  ----------
     Pro forma net loss              $9,262,481  $       -
                                     ==========  ==========
     Pro forma loss per share -
       basic and fully diluted       $     0.83  $       -
                                     ==========  ==========
NOTE 10. INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                   2000         1999
                                  -------      -------
     U.S federal statutory rate   (34.0%)      (34.0%)
     R&D credit                     8.5%         9.5%
     Valuation reserve             25.5%        24.5%
                                  -------      -------
     Total                           --%          --%
                                  =======      =======

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $6,665,000 for tax purposes, which will be available to offset future taxable income. If not used, the carryforward will expire through the year 2020. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. The deferred tax asset relating to the operating loss carryforward of approximately $2,266,000 at December 31, 2000 has been fully reserved.

NOTE 11. RELATED PARTY TRANSACTIONS

The Company will from time-to-time make loans to or receive loans from its officers. These loans typically bear no interest and are due on demand.

On December 13, 1999, the Company entered into an employment agreement with Bruce Acacio, its Chief Executive Officer. The agreement is for a three year term with the total consideration to be paid summarized as follows:

                                   Year 1    Year 2     Year 3
                                  --------  --------   --------
Annual Base Salary               $225,000  $300,000   $350,000
Annual Bonus (1)                 $100,000  $100,000   $100,000
Stock Options (shares) (2)        300,000   300,000    300,000


In addition, on December 13, 1999, the Company also entered into an employment agreement with Carol Conway DeWees, its President.
The agreement is also for a three year term with the total consideration to be paid summarized as follows:

                                   Year 1    Year 2     Year 3
                                  --------  --------  --------
Annual Base Salary               $180,000  $230,000  $280,000
Annual Bonus (1)                 $100,000  $100,000  $100,000
Stock Options (shares) (2)        250,000   250,000   250,000



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

For the year ended December 31, 2000, the Company's CEO and President received cash compensation totaling $277,288 and $232,288,respectively. On December 13, 2000, both the Company's CEO and President voluntarily elected to defer the increases in their annual base salaries until a later date.

NOTE 12. EMPLOYEE BENEFIT PLAN

Effective January 12, 1999, the Company assumed the CSPI Savings and Investment Plan (the "Plan") in conjunction with the Company's acquisition of CSPI covering substantially all of the Company's employees. Employees may contribute up to 15% of their total compensation to the Plan. The Company is required to match 25% of the first $4,000 contributed to the Plan. 401(k) expenses for the Plan, including administrative costs, were $9,066 and $12,161, respectively, for the years ended December 31, 2000 and 1999.

Effective October 20, 2000, the Company assumed the Software Connections Inc. 401(k) Plan (the " SCI Plan") in conjunction with the Company's acquisition of ALE. Employees who are at least 21 years of age and have completed 6 months of service may contribute up to 15% of their total compensation to the Plan. The Company may make elective contributions to the SCI Plan at its discretion. 401(k) expenses for the SCI Plan, including administrative costs, were $513 for the year ended December 31, 2000.

NOTE 13. LONG TERM DEBT

Long-term debt at December 31, 2000 consists of the following:

     Reserve for shareholder settlement
       agreement (see Note 14)                 $  530,517
     Earn-out payable to shareholder in
       connection with acquisition of ALE
       (see Note 4)                               604,167
     Note payable to shareholder in
       connection with acquisition of ALE
       (see Note 4)                               277,604
     Capital lease obligations                     69,707
                                               -----------
                                                1,481,995
     Less current maturities                     (217,564)
                                               -----------
                                               $1,264,431
                                               ===========

Maturities of long-term debt at December 31, 2000 are as follows:

     2001                                      $  217,564
     2002                                         135,512
     2003                                          15,068
     2004                                         530,517
     2005                                         583,334
                                               -----------
                                               $1,481,995
                                               ===========

NOTE 14. SUBSEQUENT EVENTS

Shareholder Settlement Agreement
--------------------------------
On February 13, 2001, the Company entered into a settlement and release agreement (the "Settlement Agreement") with certain shareholders that participated in the Company's private placement of Common Stock during 2000 (the "Participating Subscribers").
Under the terms of this agreement, the Participating Subscribers have agreed to release the Company, two of its officers and directors and an unrelated party (the "Released Parties") from any and all alleged claims against the Released Parties in connection with the Company's private placement of Common Stock during 2000 in exchange for a cash payment of $0.565 per share purchased, a note payable over 36 months bearing no interest equal to $0.365 per share purchased, and one warrant exercisable into one share of the Company's Common Stock for each share purchased.The warrants have an exercise price of $2.00 and must be exercised within 24 months. In addition, the two officers and the unrelated party agreed to give up a portion of their individual common share holdings to the Participating Subscribers. All amounts payable under the Settlement Agreement are to be paid no later than March 30, 2001.

A summary of the amounts payable by the Company under the Settlement Agreement are as follows:


     Cash                              $  821,212
     Notes payable                        530,517
                                       ----------
     Total cash and notes payable      $1,351,729
                                       ==========
     Number of common stock warrants    1,453,472
                                       ==========

For purposes of financial statement presentation, the Company has included the cash and notes payable under the Settlement
Agreement in accounts payable and accrued expenses and long-term liabilities, respectively, at December 31, 2000, with a corresponding reduction in additional paid-in capital.

On March 30, 2001, the Company entered into an agreement with NevWest Securities Corporation ("NevWest") and one of its officers to borrow cash of $450,000 to assist it in paying the cash amounts due under the Settlement Agreement. Under the terms of the notes, the Company agreed to repay the notes beginning April 10, 2001 over a 36-month period at an interest rate of prime plus 2% (10% as of March 30, 2001). The notes are secured by all of the tangible and intangible assets of the Company; furthermore, the Company's Chief Executive Officer agreed to personally guarantee one-half of the loan amount. In addition, the Company agreed to forgive a promissory note of $74,032 owed to it by NevWest. After receiving the loan proceeds, on or about March 30, 2001, the Company delivered initial cash proceeds of $792,962 along with the notes payable, Common Stock warrants, and the shares of

Common Stock to the Participating Subscribers.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1. SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles
("GAAP")  for  software  revenue recognition  transactions.   The
Company had been improperly recognizing revenue on shipments of new products that failed to meet the criteria specified in SOP
No.  97-2.   The  Company's  independent  accountant  issued   an
unqualified opinion on the Company's financial statements for the year ended December 31, 1999, a copy of which was included in the Company's Annual Report on Form 10-KSB filed for the year then
ended.   In  addition, the Company filed a Form  10-QSB  for  the
three month period ended March 31, 2000 which contained financial statements that were also not prepared in accordance with the provisions of SOP No. 97-2. During the first quarter of 2000, the Company was seeking to list its Common Stock on the American Stock Exchange ("AMEX") and, during the listing process, was
notified   that  the  Company  would  need  to  submit  reaudited
financial statements for the year ended December 31, 1999 from another independent accountant because the Company was unable to provide evidence that its independent accountant met the peer review standards mandated by the American Institute of Certified Public Accountants ("AICPA"). On May 2, 2000, the Company's
Board   of  Directors  approved  a  resolution  engaging  a   new
certifying  independent  accountant,  Squar,  Milner,   Reehl   &
Williamson, LLP ("Squar"), who was initially engaged to perform a SAS 71 review of the Company's financial statements for the three months ended March 31, 2000. After appointing Squar, AMEX notified the Company that it would accept audited financial statements for the three month period ended March 31, 2000 in lieu of having the year ended December 31, 1999 reaudited by Squar. Squar subsequently notified the Company that it would not be able to perform this audit within the timeframe requested by
the  Company.   On  July  24, 2000, the  Company  engaged  a  new
certifying independent accountant, Stark, Tinter and Associates, LLP ("Stark") in order to complete the audit within the Company's
timeframe.    Upon   examination  of  the   Company's   financial
statements, Stark notified the Company that the method in which the Company used to record revenue was not in compliance with the provisions of SOP No. 97-2. The restated operating results for the year ended December 31, 1999 included in this report on Form 10-KSB is prepared in accordance with GAAP, including the provisions of SOP No. 97-2.

                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names and positions of the Company's directors, executive officers, and significant employees are as follows:

Name                    Age      Position
---------------------------------------------------------
R. Bruce Acacio          40      Chief Executive Officer and
                                  Chairman of the Board
Carol Conway DeWees      57      President, Secretary, and
                                  Director
Lawrence J. Jagiello     39      Chief Financial Officer,
                                  Treasurer and Director

Mr. Acacio is Chairman of the Board and Chief Executive Officer of the Company, and has held those positions since the Company's inception. Mr. Acacio is the former President and Chief Executive Officer of California Software Products, Inc. ("CSPI"), a predecessor company. In January 1997, during Mr. Acacio's tenure as President and Chief Executive Officer, CSPI filed for Chapter 11 protection under the federal bankruptcy laws due to an unresolved conflict with a major creditor. At CSPI, Mr. Acacio was responsible for the release of new versions of CSPI's trademarked BABY/36 and BABY/AS2000 products. Prior to his involvement with CSPI, Mr. Acacio has held sales and middle management positions with UK-based conglomerate Lex Service, PLC and as an agent manager for IBM. In these positions, he has been responsible for turning around troubled operations and expanding business units.

Ms. DeWees is the President and Secretary of the Company and a member of the Company's Board of Directors. Ms. DeWees has served as a director since the Company's inception and has served as the President and Secretary of the Company since July 1999. Prior to that, Ms. DeWees served as Vice President of the Company and was responsible for new product development and support. Ms. DeWees is the former Vice President and Chief Financial Officer of CSPI. In January 1997, during Ms. DeWees' tenure as Vice President and Chief Financial Officer, CSPI filed for Chapter 11 protection under the federal bankruptcy laws due to an unresolved conflict with a major creditor. At CSPI, Ms. DeWees was directly involved in the planning and execution of new product releases, support and documentation of new versions of BABY/36 and BABY/AS2000. Prior to her involvement with CSPI, Ms. DeWees held account and management positions with Ketchum Public Relations in San Francisco, California, servicing both the technology and consumer products sectors.

Mr. Jagiello is the Company's Chief Financial Officer, Treasurer, and a member of the Company's Board of Directors and has held such positions since August 2000. Prior to his employment with the Company, Mr. Jagiello was the Chief Financial Officer of WWW.COM, Inc, a leading Internet music application service provider based in Irvine, California, where he was responsible for all accounting, finance, purchasing and human resource functions. Prior to that, Mr. Jagiello served as Vice President of Finance at Epoch Networks, Inc., a privately-held Internet service provider, based in Irvine, California, where, in addition to overseeing the finance and accounting functions, he co-led a high-yield public debt offering. In addition, Mr. Jagiello formerly worked in the audit group in the Irvine office of Ernst & Young, LLP, where he performed audit and advisory services for technology and manufacturing clients.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid by the Company during the fiscal year ended December 31, 2000 to (i) the Company's Chief Executive Officer, and (ii) two individuals who were the only executive officers, other than the Chief Executive Officer, who were serving as an executive officer at the end of 2000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                             ANNUAL           LONG TERM
                          COMPENSATION      COMPENSATION
                        ---------------------------------
                                             SECURITIES
  NAME AND                                   UNDERLYING   ALL OTHER
  PRINICPAL               SALARY  BONUS     OPTIONS/SARs COMPENSATION
  POSITION (1)     YEAR    ($)     ($)           (#)          ($)
---------------------------------------------------------------------
R. Bruce Acacio
Chairman of the
Board and Chief
Executive Officer  2000 $225,000  $52,288     300,000      $1,000 (2)

                   1999  180,000        -           -      $1,000 (2)


Carol Conway DeWees
President and
Secretary          2000 $180,000  $52,288     250,000      $1,000 (2)

                   1999  150,000        -           -      $1,000 (2)



Lawrence J. Jagiello
Chief Financial
Officer and
Treasurer (3)      2000  $62,500  $     -     925,000       $   -

                   1999        -        -           -       $   -


(1) No executive officer of the Company drew a salary from the Company prior to January 12, 1999.

(2)  These payments consist of amounts funded by the Company's
     401(k) plan for the years ended December 31, 2000 and 1999.

(3)  Mr. Jagiello joined the Company on August 14, 2000.

OPTION/SAR GRANTS TABLE

Stock Option Grants. During the year ended December 31, 2000, stock options were awarded to the Company's Chief Executive
Officer and the other Named Executive Officers in the amounts and with the terms indicated in the following table:



                  NUMBER OF    % OF TOTAL
                  SECURITIES   OPTIONS/SARs  EXERCISE
                  UNDERLYING    GRANTED TO    OR BASE
                  OPTIONS/SARs  EMPLOYEES     PRICE
                    GRANTED      IN FISCAL    ($/SH)   EXPIRATION
    NAME              (#)          YEAR        (1)       DATE
-----------------------------------------------------------------

R. Bruce Acacio     300,000       9.01%       $  0.34   12/13/05

Carol Conway DeWees 250,000       7.51%       $  0.34   12/13/05

Lawrence J.Jagiello 200,000       6.00%       $  1.25     8/8/05
                    200,000       6.00%       $  0.56    8/28/05
                    525,000      15.77%       $  0.31   12/13/05

(1) All options were granted at the fair market value at the date of grant.

OPTION EXERCISES / FISCAL YEAR-END VALUE

During Fiscal 2000, none of the Named Executive Officers, including the Chief Executive Officer, exercised any stock options or SARs. The following table includes the number of shares of Common Stock covered by both exercisable and unexercisable stock options as of December 31, 2000 for the Named
Executive Officers who hold options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

             NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-
              UNDERLYING UNEXERCISED      THE-MONEY OPTIONS/SARs
  NAME        OPTIONS/SARs AT FY END(#)       AT FY END ($)
----------------------------------------------------------------
         EXERCISABLE UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         -------------------------------------------------------
R. Bruce       -          300,000        $     -     $      -
Acacio

Carol Conway   -          250,000        $     -     $      -
DeWees

Lawrence J.    -          925,000        $     -     $      -
Jagiello

APPROVAL OF THE 2000 STOCK OPTION PLAN

On December 4, the Board of Directors of the Company approved by action taken without a meeting by written consent, subject to the approval of the shareholders, the Option Plan creating 3,000,000 shares of Common Stock underlying options that may be granted under the Option Plan. The Option Plan was approved by the holders of a majority of the outstanding Common Stock of the Company on December
4, 2000. The Board of Directors believes that the establishment of the Option Plan is in the best interests of the Company because it permits the Company to attract and retain employees by providing them with appropriate equity incentives. As of December 31, 2000, approximately 67 persons were eligible to participate in the Option Plan, and the Company had issued 821,500 shares under the Option Plan, with 2,178,500 shares remaining for future grant.

Options granted under the Option Plan may be either "incentive stock options" (which qualify for special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) or nonstatutory stock options. Employees, including officers and directors who are employees, of the Company and its subsidiaries (an "Eligible Employee"), may be granted either incentive or nonstatutory stock options. However, members of the Board of Directors who are not officers or employees of the Company or its subsidiaries, and consultants to the Company and its subsidiaries (together, an "Eligible Director or Consultant") may only be granted nonstatutory stock options.

The Option Plan may be administered by the Board of Directors or by a committee of non-employee directors designated by the Board of Directors. The Option Plan is currently being administered by the Board of Directors. Subject to the terms of the Option Plan, the Board of Directors determines the persons who are to receive awards, the number of shares subject to each such award, and the terms and conditions of such awards. The Board of Directors or committee thereof may provide that the total number of shares of stock subject to an option may vest and become exercisable in periodic installments.

As of December 31, 2000, the aggregate fair market value of shares of Common Stock subject to outstanding options under the Option Plan was $205,375, based upon the closing sale price of such stock on the OTCBB on such date.

Upon a dissolution, liquidation or sale of substantially all of the assets of the Company, a merger or consolidation in which the Company is not the surviving entity, or a reverse merger in which the Company is the surviving entity, but the shares of Common Stock of the Company are converted into other property (collectively, a "Corporate Change"), the surviving entity must assume any outstanding options under the Option Plan or substitute similar options for such options, or the options will remain in full force and effect. If the surviving entity refuses to continue such options or substitute similar options, then the time in which such options are exercisable will be accelerated and the options will terminate to the extent not exercised prior to the occurrence of a Corporation Change.

Unless terminated earlier as provided in the Option Plan, the Option Plan will terminate on January 24, 2010, which is ten years from the date the Option Plan was adopted by the Board.

The Board or a committee thereof has the authority to determine the amounts, terms and grant dates of options to be granted in the future to Eligible Employees or Eligible Directors or Consultants under the Option Plan. To date, no such determinations have been made and, as a result, it is not possible to state such information.

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

EMPLOYMENT AGREEMENTS

On December 13, 1999, the Company entered into an employment agreement with Bruce Acacio, its Chief Executive Officer. The agreement is for a three year term with the total consideration to be paid summarized as follows:

                                     Year 1   Year 2   Year 3
                                     ------   ------   ------

Annual Base Salary                $225,000  $300,000 $350,000

Annual Bonus (1)                  $100,000  $100,000 $100,000

Stock Options (shares) (2)         300,000   300,000  300,000



In addition, on December 13, 1999, the Company also entered into an employment agreement with Carol Conway DeWees, its President.
The agreement is also for a three year term with the total consideration to be paid summarized as follows:

                                     Year 1   Year 2   Year 3
                                     ------   ------   ------
Annual Base Salary                $180,000  $230,000 $280,000

Annual Bonus (1)                  $100,000  $100,000 $100,000

Stock Options (shares) (2)         250,000   250,000  250,000



(1) Bonuses are to be paid quarterly based upon a percentage of achievement of revenue goals set forth by the Company's Board of Directors.

(2) Option grants are to be issued at the end of each year during the term of the agreement, and are exercisable at the end of the initial term of the agreement.

Both agreements provide that, upon termination of the employee as a result of unlawful or dishonest acts by the employee, conviction of the employee of a felony offense, or a breach of any term of the employment agreement by the employee, the Company shall pay the employee the full amount of compensation accrued as of the date of termination. In addition, both agreements provide for the immediate payment of all compensation due under the agreement for the remainder of the term of the agreement upon the termination of employment due to a default or breach of any term of the agreement by the Company. Finally, both agreements contain non-competition provisions as well as provisions under which both officers will continue to serve the Company in the same capacity in the event of a change of control. As of December 13, 2000, both Mr. Acacio and Ms. Dewees voluntarily elected to indefinitely forego the salary increases contained in their respective employment contracts.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
            MANAGEMENT.

The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

                          COMMON STOCK
                          ------------

                               Amount and
                               Nature of
  Name and Address of          Beneficial          Percent of
  Beneficial Owner (1)         Ownership         Common Stock (2)
----------------------       --------------     ----------------
R. Bruce Acacio               3,578,414 (3)         27.74%

David LaMarr                  3,274,214 (3)         25.98%

Carol Conway DeWees           3,398,814 (4)         26.45%

Lawrence J. Jagiello                  -                -

All  executive officers and
directors  as  a  group  (3
members)                      6,977,228 (5)        53.06%

Footnotes to Beneficial Owners:

(1) The address of each beneficial owner is c/o California Software Corporation, 2485 McCabe Way, Irvine, CA 92614.
(2) The number of shares outstanding used in this calculation was the number of shares of Common Stock actually outstanding on December 31, 2000.
(3) Includes 3,274,214 shares of Common Stock held by Mr. Acacio and Mr. LaMarr in joint tenancy and 300,000 shares of Common Stock underlying options.
(4)  Includes 250,000 shares of Common Stock underlying options.
(5)  Includes 550,000 shares of Common Stock underlying options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company engaged the services of NevWest Securities
Corporation ("NevWest") on November 23, 1999 as its investment banking firm in conjunction with corporate finance and investment banking services. The Company agreed to compensate NevWest for its services as a promoter with a warrant that permitted NevWest to purchase 600,000 shares of Common Stock in the Company. The principal terms of the warrant include an exercise price equal to 110% of the average daily closing price of the Company on the OTCBB (trading symbol: "CAWC"), calculated as of each day's closing bid over the course of the Company's first 30 days of available and/or active trading on the OTCBB. The warrant was exercisable within a period commencing 30 days after the first day of available and/or active trading of the Company on the OTCBB and expiring two (2) years from such commencement date. On February 7, 2000, NevWest exercised the warrant and paid the Company $200,000 cash and $74,032 in the form of a non-interest bearing promissory note with a maturity date of September 6, 2001. On March 30, 2001, the Company entered into an agreement with NevWest and an affiliate to borrow cash of $450,000 to assist it in paying the cash amounts due under a settlement agreement with shareholders that participated in the Company's private placement of its Common Stock during 2000. Under the terms of the notes, the Company agreed to repay the notes beginning April 10, 2001 over a 36-month period at an interest rate of prime plus 2% (10% as of March 30, 2001). The notes are secured by all of the tangible and intangible assets of the Company; furthermore, the Company's Chief Executive Officer agreed to personally guarantee one-half of the loan amount. In addition, the Company agreed to forgive the promissory note owed to it by NevWest in the amount of $74,032.

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

(b)  Reports on Form 8-K:

A report on Form 8-K was filed on November 3, 2000, describing the acquisition of ALE Systems. The item reported thereunder was
Item 2 (Acquisition or Disposition of Assets).

A report on Form 8-K was filed on November 28, 2000, describing the Company's acquisition of Unibol. The item reported thereunder was Item 2 (Acquisition or Disposition of Assets).

A report on Form 8-K was filed on December 7, 2000, describing the termination of the Unibol merger agreement and announcing the Company's filing of a lawsuit against Unicomp, Inc. The item reported thereunder was Item 5 (Other Events).

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CALIFORNIA SOFTWARE CORPORATION

Date: April 10, 2001

                           By:/s/R. Bruce Acacio

                           R. Bruce Acacio
                           Chairman of the Board and
                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/R. Bruce Acacio

R. Bruce Acacio
Chairman  of  the  Board and Chief Executive  Officer  (Principal
Executive Officer)
April 10, 2001

By:/s/Carol Conway DeWees

Carol Conway DeWees
President, Secretary and Director
April 10, 2001

By:/s/Lawrence J. Jagiello

Lawrence J. Jagiello
Chief   Financial  Officer,  Treasurer  and  Director  (Principal
Financial Officer and Principal Accounting Officer)
April 10, 2001

                        INDEX TO EXHIBITS

Exhibit  Name and/or Identification of Exhibit
Number
------ -------------------------------------------------------

2.1 Stock Purchase Agreement, dated November 8, 2000, by and among California Software Corporation, Unibol, Ltd., ICS
        Computing Group Ltd. (aka Unicomp Computing Group, Ltd.)
        and Unicomp, Inc.

2.2 Stock Purchase Addendum, dated November 10, 2000, by and among California Software Corporation, Unibol, Ltd., ICS Computing Group Ltd. (aka Unicomp Computing Group, Ltd.) and Unicomp, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K dated November 28, 2000 and incorporated herein by reference)

2.3 Stock Purchase Agreement, dated October 20, 2000, by and among California Software Corporation, Software Connections, Inc., Gayle P. Goodrich, and California Software Applications, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K dated November 3, 2000 and incorporated herein by reference)

3.1 Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 28, 1998 (filed on
        March 14, 2000 as Exhibit 3(a) to the Registrant's Form 10-KSB and incorporated herein by reference)

3.2    Bylaws of the Company adopted October 31, 1998 (filed on
        March 14, 2000 as Exhibit 3(b) to the Registrant's Form 10-KSB and incorporated herein by reference)

10.1 Standard Multi-Tenant Office Lease between the Company and McCabe Way Irvine, LLC dated February 14, 2000 (filed on
        October 18, 2000 as Exhibit 10 to the Registrant's Form
        10-QSB/A and incorporated herein by reference)

10.2    Assumption of Premise Lease dated September 25, 1997
        (filed on March 14, 2000 as Exhibit 10 to the Registrant's Form 10-KSB and incorporated herein by reference)

10.3    Employment Agreement dated December 13, 1999 between the
        Company and R. Bruce Acacio (filed on October 18, 2000 as
        Exhibit 10.2 to the Registrant's Form 10-KSB/A and incorporated herein by reference)

10.4    Employment Agreement dated December 13, 1999 between the
        Company and Carol Conway DeWees (filed on October 18, 2000 as
        Exhibit 10.3 to the Registrant's Form 10-KSB/A and incorporated herein by reference)

10.5 2000 Stock Option Plan dated December 4, 2000 (filed on January 9, 2001, included in the Registrant's Schedule 14C and incorporated herein by reference)