Form 10QSB
period 2001-03-31
CALIFORNIA SOFTWARE CORP
filed 2001-05-07
CIK 1077913

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number: 001-15769
                        ---------


                 CALIFORNIA SOFTWARE CORPORATION
                 -------------------------------
(Exact name of small business issuer as specified in its charter)


              Nevada                         88-0408446
              ------                         ----------
 (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)


              2485 McCabe Way, Irvine, California  92614
              ------------------------------------------
                (Address of principal executive offices)

                          (949) 553-8900
                          --------------
                    (Issuer's telephone number)

    ____________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date:
12,567,771 as of March 31, 2001.
--------------------------------

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

                 California Software Corporation
                        Quarterly Report
                  Period Ending March 31, 2001


                        Table of Contents


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet-------------------------------------  1

Consolidated Statements of Operations and Comprehensive Income-  2

Consolidated Statements of Cash Flows--------------------------  3

Notes to Consolidated Financial Statements---------------------  4

Item 2. Management's Discussion and Analysis-------------------  6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings------------------------------------- 13

Item 2.  Changes in Securities--------------------------------- 14

Item 3.  Defaults Upon Senior Securities----------------------- 14

Item  4.  Submission of Matters to a Vote of Security Holders-- 14

Item 5.  Other Information------------------------------------- 14

Item 6.  Exhibits and Reports on Form 8-K---------------------- 15

SIGNATURES----------------------------------------------------- 16

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

                        California Software Corporation
                          CONSOLIDATED BALANCE SHEET
                                  (unaudited)

                                                          March 31, 2001
                                                          ---------------
ASSETS

Current assets:
  Cash and cash equivalents                                 $    589,115
  Accounts receivable, net of allowance for
    doubtful accounts of $1,250,289                              985,755
  Prepaids and other current assets                              352,074
                                                          ---------------
      Total current assets                                     1,926,944

Property and equipment, net                                      463,922
Goodwill, net                                                  5,917,758
Other assets                                                      41,715
                                                          ---------------
TOTAL ASSETS                                              $    8,350,339
                                                          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $    3,608,009
  Accrued payroll and related taxes                            1,382,531
  Deferred revenue                                               733,336
                                                          ---------------

      Total current liabilities                                5,723,876


Long-term liabilities                                          1,491,482
                                                          ---------------
Total liabilities                                              7,215,358

Commitments and contingencies

Stockholders' Equity

Preferred stock, $0.001 par value;
  5,000,000 shares authorized;
  no shares issued and outstanding                                     -

Common stock, $0.001 par value;
  20,000,000 shares authorized;
  12,567,771 shares issued and outstanding                        12,568

Additional paid-in capital                                     8,964,895
Foreign currency translation adjustments                         (26,813)
Accumulated deficit                                           (7,815,669)
                                                          ---------------
Total stockholders' equity                                     1,134,981
                                                          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    8,350,339
                                                          ===============


 The accompanying notes are an integral part of the financial statements.

                      California Software Corporation
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                (unaudited)

                                                  Three months ended
                                                         March 31,
                                            -------------------------------
                                                 2001               2000
                                            ------------       ------------
Revenues:
  Software sales                            $   706,200        $   404,411
  Maintenance and other revenue                 544,296             40,429
                                            ------------       ------------
    Total revenues                            1,250,496            444,840

Costs and expenses:
Research and development                        422,422            117,035
Selling, general, and administrative          1,582,261            905,872
Depreciation and amortization                   327,078              6,707
                                            ------------       ------------
    Total costs and expenses                  2,331,761          1,029,614
                                            ------------       ------------
Loss from operations                         (1,081,265)          (584,774)

Other expense, net                               (1,822)            (1,306)
Foreign currency exchange loss                   (3,159)                 -
                                            ------------       ------------
Loss before provision for income
 taxes and extraordinary item                (1,086,246)          (586,080)

Provision for income taxes                            -                  -
                                            ------------       ------------
Loss before extraordinary item               (1,086,246)          (586,080)

Extraordinary item - gain on recovery
  of investment                               1,000,000                  -
                                            ------------       ------------
Net loss                                    $   (86,246)       $  (586,080)

Other comprehensive loss:
  Foreign currency translation                  (26,813)                 -
                                            ------------       ------------
Comprehensive loss                          $  (113,059)       $  (586,080)
                                            ============       ============
Loss per common share, basic and fully diluted:

  Loss before extraordinary item            $     (0.09)       $     (0.07)
  Extraordinary item                               0.08                  -
                                            ------------       ------------
  Net loss                                  $     (0.01)       $     (0.07)
                                            ============       ============
Weighted-average shares outstanding          12,436,697          8,736,284
                                            ============       ============

 The accompanying notes are an integral part of the financial statements.

                          California Software Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                 Three months ended March 31,
                                              ---------------------------------
                                                    2001                2000
                                              ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $  (86,246)         $  (586,080)
Adjustments to reconcile net loss with
 net cash flows used in operating activities:

Depreciation and amortization                     327,078                6,707
Allowance for bad debt                                  -                    -
Loss on disposal of assets                              -                5,542
Issuance of common stock for services               2,000              185,083
Extraordinary gain from recovery of investment (1,000,000)                   -
Changes in operating assets / liabilities:
Accounts receivable                               432,236               25,472
Prepaids and other current assets                 239,590              (20,944)
Accounts payable and accrued expenses          (1,204,676)             (72,949)
Accrued payroll and related taxes                  15,739               20,065
Deferred revenue                                  (35,306)              21,292
                                              ------------        -------------
Net cash used in operating activities          (1,309,585)            (415,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Unibol, net of cash acquired        30,967                    -
Net purchase price adjustments to Unibol
 acquisition                                      (67,622)                   -
PP&E additions                                    (21,759)             (24,071)
Other assets                                      (43,469)                (534)
                                              ------------        -------------
Net cash used in investing activities            (101,883)             (24,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds paid to shareholders                    (792,962)                   -
Proceeds from long-term borrowing                 450,000                    -
Repayment of long-term debt                       (41,146)                   -
Repurchases of common stock                       (14,595)                   -
Repayments under capital leases                    (8,480)                   -
Issuance of common stock                                -              200,000
Issuance of common stock subscription                   -            2,000,000
                                              ------------        -------------
Net cash provided by (used in) financing
 activities                                      (407,183)           2,200,000
                                              ------------        -------------
Effect of exchange rate changes on cash
 and cash equivalents                             (26,813)                   -
                                              ------------        -------------
Net change in cash and cash equivalents        (1,845,464)           1,759,583

Cash at beginning of period                     2,434,579              402,782
                                              ------------        -------------
Cash at end of period                          $  589,115          $ 2,162,365
                                              ============        =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
                                              ============        =============
Forgiveness of note receivable                 $   71,311          $         -
                                              ============        =============
Conversion of common stock subscription
 into common stock                             $        -          $   700,840
                                              ============        =============
Issuance of stock in exchange for note
 receivable                                    $        -          $    64,018
                                              ============        =============

  The accompanying notes are an integral part of the financial statements.

                 California Software Corporation
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2001

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by California Software Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year.

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.During the periods presented, common stock equivalents were not considered as their effect would be antidilutive.

2. ACQUISITION OF UNIBOL

On November 8, 2000, the Company signed a letter of intent to merge with Unicomp, Inc. ("Unicomp"), a Georgia corporation. On that same date, and two days thereafter, the Company entered into various agreements with Unicomp through which the Company acquired, Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.") (collectively, "Unibol"). In the Stock Purchase Agreement ("Purchase Agreement"), Amendment to the Stock Purchase Agreement ("Amendment"), and related documents, the Company agreed to pay cash of $1,000,000, an additional $500,000 due in four monthly installments commencing on the first of the month beginning with the second month after the Closing Date, and $1,500,000 of the Company's Common Stock due and valued on the six month anniversary of the Closing Date. On November 13, 2000, the Company paid the $1,000,000 in cash due under the Purchase Agreement. Subsequent to the cash payment, a dispute arose between the Company and Unicomp about Unicomp's providing of financial information, the identity of the companies included under the acquisition documents, as well as the intent of certain provisions contained in the Amendment purporting to grant sole operational and voting control over the Unibol entities to the Chief Executive Officer of Unicomp for a six month period. As a result, the Company did not make any of the installment payments due under the Purchase Agreement, and merger discussions were terminated. The Company thereafter filed a lawsuit in California against Unicomp, several of its officers and directors, and a third party alleging fraudulent misrepresentation and various other charges in connection with the acquisition of Unibol, Ltd. and Unibol, Inc. Unicomp also filed a lawsuit in Georgia against the Company seeking to preserve Unicomp's interest in one of the Unibol companies, Unibol, Inc., as well as to uphold the original terms and conditions of the Purchase Agreement and Amendment, although that lawsuit subsequently was dismissed by the Georgia court. The claims previously asserted by Unicomp in the Georgia action are asserted by Unicomp in a cross-complaint to the action in California filed by the Company. On January 22, 2001, at a meeting of Unibol UK's sole shareholders, the Company elected to revoke certain terms in the Amendment giving control over the Unibol entities to the Chief Executive Officer of Unicomp and the Company asserted its physical and operational control over Unibol UK on or about January 29, 2001. At December 31, 2000, however, due to legal obstacles, the Company was not able to ascertain what assets and liabilities it purchased in connection with this acquisition, nor could the outcome of the litigation be predicted. As a result, the Company established a valuation reserve at December 31, 2000 against its $1,000,000 cash investment in Unibol.

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. According to the terms of the Settlement Agreement, the Chief Executive Officer of Unicomp has agreed to relinquish his voting and operating control of Unibol, Ltd. to the Company, while granting the Company the rights to market Unibol products worldwide. In addition, Unicomp has agreed to forgive the remaining cash and stock amounts due under the Purchase Agreement. The Settlement Agreement shall be effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also have agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first.

After reviewing the facts and circumstances surrounding the acquisition as well as the terms of the aforementioned Settlement Agreement, the Company has determined that the effective date of the Unibol acquisition is January 29, 2001, the date over which the Company obtained voting and operational control of Unibol. Assets and liabilities of Unibol assumed by the Company at
January   29,  2001  were  valued  at  $420,627  and  $1,809,274,
respectively. In addition, the Company recorded purchase price adjustments subsequent to the acquisition totaling $67,622. The Company accounted for the acquisition as a purchase as of January 29, 2001 and, accordingly, the operating results of Unibol have been included in the consolidated financial statements of the Company since that date. The excess of the aggregate purchase price over the fair market value of net assets acquired at
January 29, 2001 is being amortized over five years. In addition, the Company reversed the $1,000,000 reserve established at December 31, 2000 and has presented this item as an extraordinary gain in the consolidated financial statements for the three months ended March 31, 2001.

3. SETTLEMENT WITH SHAREHOLDERS

On February 13, 2001, the Company entered into a Settlement and Release Agreement (the "Settlement and Release Agreement") with certain shareholders that participated in the Company's private placement of Common Stock in the year 2000 (the "Participating Subscribers"). Under the terms of the Settlement and Release Agreement, the Participating Subscribers have released the Company, two of its officers and directors and an unrelated party (the "Released Parties") from any and all claims against the Released Parties in connection with the Company's private placement of Common Stock in the year 2000 in exchange for a cash payment of $0.565 per share purchased, a note payable over 36 months bearing no interest equal to $0.365 per share purchased, and one warrant exercisable into one share of the Company's Common Stock for each share purchased. The warrants have an exercise price of $2.00 and must be exercised within 24 months. In addition, the two officers and directors of the Company and the unrelated party agreed to give up a portion of their individual Common Stock holdings to the Participating Subscribers.

A summary of the amounts payable by the Company under the Settlement and Release Agreement are as follows:

     Cash                                $     821,212
     Notes payable                             530,517
                                         -------------
     Total cash and notes payable        $   1,351,729
                                         =============
     Number of common stock warrants         1,453,472
                                         =============

On March 30, 2001, the Company entered into an agreement with NevWest Securities Corporation ("NevWest") and one of its officers to borrow cash of $450,000 to assist it in paying the cash amounts due under the Settlement and Release Agreement. Under the terms of the notes, the Company agreed to repay the notes beginning April 10, 2001 over a 36-month period at an interest rate of prime plus 2% (10% as of March 30, 2001). The notes are secured by all of the tangible and intangible assets of the Company; furthermore, the Company's Chief Executive Officer agreed to personally guarantee one-half of the loan amount. In addition, the Company agreed to forgive a promissory note of $74,032 owed to it by NevWest. After receiving the loan proceeds, on or about March 30, 2001, the Company delivered initial cash proceeds of $792,962 along with the notes payable, Common Stock warrants, and the shares of Common Stock to the Participating Subscribers. One shareholder voluntarily agreed to indefinitely defer a cash payment of $28,250 owed to him until a later date.

4. STOCK TRANSACTIONS

During the three months ended March 31, 2001, the Company issued to unrelated non-employees 2,000 shares of common stock valued at $0.25 per share for investor relations services.

During the three months ended March 31, 2001, the Company repurchased 20,000 shares of its Common Stock at prices ranging from $0.625 to $0.75 per share.

5. CONTINGENCIES

Litigation

Refer to Part II, Item 1 for a description of legal proceedings.

6. SUBSEQUENT EVENTS

Settlement with Unicomp
-----------------------
See Note 2.

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and the Quarterly Reports on Form 10-QSB, as amended, filed by the Company in fiscal 2000.

GENERAL

The Company markets a family of software products under the brand names BABY and Unibol. The products provide (a) software solutions that allow business customers to migrate IBM Midrange applications to the PC environment and to execute such applications on a PC network without a complete rewrite of the application's source code; (b) GUI software that allows a developer of an AS/400 or iSeries/400 text-based application to present screens with WindowsTM point-and-click functionality; and
(c) software that internet-enables AS/400 and iSeries/400 applications. Once the application runs on a BABY or Unibol system, the developer deploys his application by purchasing a BABY or Unibol runtime license for every user of the software.
In addition, the Company markets a software product under the brand name MLPS that supports the processing of mortgage loans in the banking and financial industries.

RESULTS OF OPERATIONS

Three  Months Ended March 31, 2001 Compared to Three Months Ended
March 31, 2000

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, and MLPS software products. Software sales for the three months ended March 31, 2001 and 2000 were $706,200 and $404,411, respectively, a 74.6% increase. The increase in software sales during the three months ended March 31, 2001 was primarily due to the inclusion of revenues derived from the
Company's ALE and Unibol subsidiaries during that period. The Company anticipates that the continuing integration of these subsidiaries will result in increased revenues over future periods.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, shipping revenue billed to customers, and other miscellaneous revenue. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the three months ended March 31, 2001 and 2000 was $544,296 and $40,429, respectively, a
1,246.3% increase primarily due to the Company's acquisition of the ALE and Unibol customer base and accompanying maintenance revenue stream. It is anticipated that revenue from these sources will continue to increase over the next twelve months as the Company continues to expand its customer base.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the three months ended March 31, 2001 and 2000, the Company incurred research and development costs of $422,422 and $117,035, respectively, a 260.9% increase that was primarily the result of the Company's acquisition of ALE in October 2000 as well as from the Company's continuing investment in its development of future products. As a percentage of revenue, research and development costs for the three months ended March 31, 2001 and 2000 were 33.8% and 26.3%, respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will be maintained at or near current levels in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the three months ended March 31, 2001 and 2000, selling, general and administrative expenses were $1,582,261 and $905,872, respectively, a 74.7% increase. As a percentage of revenue, selling general and administrative expenses for the three months ended March 31, 2001 and 2000 were 126.5% and 203.6%, respectively. The increase in selling, general and administrative expenses were primarily due to the inclusion of additional expenses resulting from the operations of ALE and Unibol during the quarter. The Company continues to take steps to reduce its general and administrative costs, but anticipates that reductions in these expenses may be somewhat offset by increases relating to sales and marketing efforts in the short-term future.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the three months ended March 31, 2001 and 2000 was $327,078 and $6,707, respectively, a 4,776.7% increase primarily due to the amortization of goodwill resulting from the Company's ALE and Unibol acquisitions. As a percentage of revenue, depreciation and amortization for the three month period ended March 31, 2001 was 26.2% compared to 1.5% for the three month period ended March 31, 2000. The Company expects that depreciation and amortization will continue to increase in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Expense, Net. Net other expense primarily consists of interest expense on the Company's debt balances, offset by interest income received from investments of the Company's excess cash balances. Net other expense for the three months ended March 31, 2001 was $1,822 as compared to net other expense of $1,306 for the three months ended March 31, 2000, a 39.5% increase.

Income Taxes. As a result of incurring losses from operations, the Company did not record any income tax provision or benefit for the three months ended March 31, 2001 and 2000.

Extraordinary Item. As a result of the Company's successfully obtaining voting and operational control over Unibol on January 29, 2001, as well as later reaching a settlement agreement with Unicomp relating to the acquisition, the Company reversed the $1,000,000 reserve that it had booked against its investment in Unibol at December 31, 2000.

Net Loss. For the three months ended March 31, 2001, the Company recorded a net loss of $86,246 or $0.01 per common share as compared to a net loss of $586,080 or $0.07 per common share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $86,246 and $586,080 for the three months ended March 31, 2001 and 2000, respectively. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock.

Net cash used in operations for the three months ended March 31, 2001 was $1,309,585, while net cash used in operations for the three months ended March 31, 2000 was $415,812. The negative cash flows generated from operations for the three months ended March 31, 2001 and 2000 were primarily due to operating losses incurred during the respective periods (excluding the $1,000,000 extraordinary gain recorded for the three months ended March 31,
2001). The Company believes that it may continue to experience negative cash flows from operations in the future as it continues its restructuring and consolidation of its recent acquisitions of ALE Systems and Unibol.

Net  cash used in investing activities for the three months ended
March  31,  2001  was $101,883, primarily as the  result  of  the

Company's acquisition of Unibol Ltd. on January 29, 2001, as well as due to purchases of property and equipment during the period.

Net cash used in investing activities for the three months ended March 31, 2000 was $24,605, due almost entirely to purchases of property and equipment. The Company expects to continue to invest in capital and other assets as well as utilize mergers and acquisitions as a means to expand and support its growth.

Net cash used in financing activities for the three months ended March 31, 2001 was $407,183, due primarily to proceeds of $792,962 paid to certain of the Company's shareholders pursuant to a settlement agreement, offset by proceeds received from long-term borrowings of $450,000. Net cash provided by financing activities for the three months ended March 31, 2000 was $2,200,000, due primarily to proceeds received from the Company's private placement of its Common Stock. The Company anticipates that it may seek additional capital in the future to support its operating and business plans.

At  March  31, 2001, cash and cash equivalents totaled  $589,115.
In  addition,  at  March  31, 2001, the  Company  had  a  working
deficiency   of   $3,796,932  and  an  accumulated   deficit   of
$7,815,669.

Depending on the outcome of the securities litigation currently filed against the Company (see Part II, Item 1 hereof), as well as the Company's ability to meet its operating goals, the Company may be required to raise additional funds to meet the Company's working capital and capital expenditure needs at least through the next twelve months.

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

The Company's new operating plan reflects management's expectations as of the date of this quarterly report, and is based on currently available information as well as significant assumptions made by management regarding various revenue and operating expense items. The Company cannot guarantee that the assumptions that it relied upon in developing its operating plan will be accurate, or that future events or results will conform to the Company's expectations or assumptions. The Company's independent accountants have issued a "going concern" qualification to their audit opinion for the year ended December 31, 2000 that calls into question the Company's ability to continue operations through December 31, 2001. Furthermore, due to potential concerns regarding the Company's going concern qualification, financial condition and its perceived ability to fulfill its financial and other obligations, the Company's customers, vendors, and other corporate partners may decide not to conduct business with it, or may conduct business with the Company on terms that are less favorable than those customarily extended by them. As a result, if the Company's assumptions are inaccurate, or its expectations prove to be erroneous in light of future events, or if it is unable to maintain the support of its customers, vendors, and other key corporate relationships regardless of the success of its new operating plan, it will need to raise additional working capital before it achieves positive operating cash flow. In order to obtain this capital, the Company may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund its operations in the event it requires additional working capital to operate its business. The Company currently does not have any commitments for additional financing and it cannot be certain that additional financing, in light of the Company's current financial condition and going concern qualification, will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, the Company may not be able to fund its operations, and its business will fail. Further, if the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be diluted. Also, any new securities could have rights, preferences and privileges senior to that of the Company's Common Stock.

The Company has not achieved profitability since its inception, and may continue to incur losses for the foreseeable future. Although the Company recently initiated a restructuring of its business designed, in part, to significantly reduce costs in a number of areas, the Company expects to continue to incur substantial costs and expenses related to legal fees incurred in connection with various litigation against the Company. The Company's ability to become profitable and continue its operations depends on its ability to generate and sustain higher revenue levels, maintain reasonable operating expense levels consistent with the assumptions underlying the Company's new operating plan, and successfully defend itself against the litigation filed against it. If the Company is unable to increase its revenues or manage and reduce its operating expenses and costs compared to the year ended December 31, 2000, it will be unable to achieve positive operating cash flow. If the Company does not achieve positive operating cash flow in a timely manner that is consistent with its operating plan, the Company could fail.

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

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc. and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.").
The complaint includes causes of action for fraud, breach of oral and written contract, promissory estoppel, reformation, specific performance, and unjust enrichment, among others. The complaint demands, among other things, that title to Unibol U.S. be conveyed to the Company and that damages be paid in an unspecified amount for defendants' fraudulent misrepresentations to the Company in entering into the Acquisition Documents.

In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to the complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. The thrust of the cross-complaint is defendants' assertion that the Company acquired Unibol, Ltd., but not Unibol U.S. Defendants also assert that the Company has breached its contractual obligations to defendants by failing to make installments required for the Company to acquire Unibol, Ltd., by unilaterally issuing press releases not approved by Unicomp, and by other action alleged to be inconsistent with defendants' rights under the Acquisition Documents. A separate lawsuit was brought in Georgia by Unicomp, Inc. and related parties against the Company, asserting many of the same claims asserted in the above-described cross-complaint. On or about March 23, 2001, the court dismissed the Georgia action based on a forum selection clause in the agreements between the Company and Unicomp, Inc.

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies.
According to the terms of the Settlement Agreement, the Chief Executive Officer of Unicomp has agreed to relinquish his voting and operating control of Unibol, Ltd. to the Company, while granting the Company the rights to market Unibol products worldwide. In addition, Unicomp has agreed to forgive the remaining cash and stock amounts due under the Purchase Agreement. The Settlement Agreement shall be effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also have agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first.

On or about April 12, 2001, a lawsuit was filed against the Company and its officers and directors in the Circuit Court of the City of Richmond, Virginia. The lawsuit, filed by the Chief Executive Officer of Software Connections (the former parent company of ALE Systems ("ALE"), which was acquired by the Company in October, 2000) and his wife, the sole shareholder of Software Connections, alleges breach of contract, fraud, and tortuous interference against the Company and its officers and directors in connection with actions taken by the Company subsequent to its acquisition of ALE. The lawsuit seeks compensatory damages of $2,500,000, punitive damages of $350,000, and other equitable and injunctive relief.

The Company has not yet responded to the complaint and no discovery has been conducted. However, the Company believes that it has meritorious defenses to the above action and intends to vigorously defend it. The action is in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with this action.

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

Dependence on Principal Products. For the three months ended March 31, 2001, the Company's core of BABY, Unibol, and MLPS products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company.
The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential for Software Defects. Software products as complex as the BABY, Unibol, and MLPS products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Possible Necessity for Additional Capital. Depending on the outcome of the currently filed class action lawsuits, the Company may require additional capital to fund its capital expenditures, product development and working capital requirements through 2001. In addition, any significant change in the Company's product development plans or marketing and distribution methods may require additional capital. If the Company is required in the future to seek additional capital through a new line of credit, asset-based lending or the sale of equity, no assurance can be given that such capital will be available on terms favorable to the Company, or at all. The sale of equity interests would dilute the ownership of current shareholders.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The plaintiffs in the consolidated class action allege that the defendants made false and misleading statements about the Company's actual and expected financial performance to inflate the value of the Company's stock to defraud investors, in violation of federal securities laws. The plaintiffs seek damages, interest, costs and such other equitable or injunctive relief as the Court may deem just and proper.

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

The Company believes that it has meritorious defenses to above actions and intends to vigorously defend them. The actions are in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc. and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc. and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S."). The complaint includes causes of action for fraud, breach of oral and written contract, promissory estoppel, reformation, specific performance, and unjust enrichment, among others. The complaint demands, among other things, that title to Unibol U.S. be conveyed to the Company and that damages be paid in an unspecified amount for defendants' fraudulent misrepresentations to the Company in entering into the Acquisition Documents.

In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to the complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. The thrust of the cross-complaint is defendants' assertion that the Company acquired Unibol, Ltd., but not Unibol U.S. Defendants also assert that the Company has breached its contractual obligations to defendants by failing to make installments required for the Company to acquire Unibol, Ltd., by unilaterally issuing press releases not approved by Unicomp, and by other action alleged to be inconsistent with defendants' rights under the Acquisition Documents. A separate lawsuit was brought in Georgia by Unicomp, Inc. and related parties against the Company, asserting many of the same claims asserted in the above-described cross-complaint.

On or about March 23, 2001, the court dismissed the Georgia action based on a forum selection clause in the agreements between the Company and Unicomp, Inc.

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. According to the terms of the Settlement Agreement, the Chief Executive Officer of Unicomp agreed to relinquish his voting and operating control of Unibol, Ltd. to the Company, while granting the Company the rights to market Unibol products worldwide. In addition, Unicomp agreed to forgive the remaining cash and stock amounts due under the Purchase Agreement. The Settlement Agreement shall be effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first.

On or about April 12, 2001, a lawsuit was filed against the Company and its officers and directors in the Circuit Court of the City of Richmond, Virginia. The lawsuit, filed by the Chief Executive Officer of Software Connections (the former parent company of ALE Systems ("ALE"), which was acquired by the Company in October, 2000) and his wife, the sole shareholder of Software Connections, alleges breach of contract, fraud, and tortuous interference against the Company and its officers and directors in connection with actions taken by the Company subsequent to its acquisition of ALE. The lawsuit seeks compensatory damages of $2,500,000, punitive damages of $350,000, and other equitable and injunctive relief.

The Company has not yet responded to the complaint and no discovery has been conducted. However, the Company believes that it has meritorious defenses to the above action and intends to vigorously defend it. The action is in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with this action.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On or about March 28, 2001, the Company, by an action taken by written consent of a majority of the Company's shareholders, set forth a proposal to amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued by the Company from 20,000,000 shares to 40,000,000 shares. The proposal was also unanimously approved by the Company's Board of Directors at a meeting held on March 28, 2001. The Company is in the process of preparing an Information Statement to be filed with the Securities and Exchange Commission, and is also in the process of amending its articles of incorporation to be filed with the Nevada Secretary of State. As of May 4, 2001, there were no commitments to issue any shares of the newly authorized Common Stock of the Company. Any future issuances of the newly authorized Common Stock may dilute the holdings of the Company's current shareholders.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

     10.1 Settlement and Release Agreement, dated February 13, 2001, between the Company and Participating Subscribers to the Company's private placement of its Common Stock during the year ended December 31, 2000.

     10.2 Modification to Settlement and Release Agreement between the Company and Participating Subscribers to the Company's private placement of its Common Stock during the year ended December 31, 2000.

     10.3 Promissory Note, dated March 30, 2001 between the Company and NevWest Securities Corporation

     10.4 Promissory Note, dated March 30, 2001 between the Company and Anthony M. Mello III.

     10.5 Settlement Agreement, dated May 1, 2001, between the Company and Unicomp, Inc.

  (b)  Reports on Form 8-K

       None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CALIFORNIA SOFTWARE CORPORATION


Date: May 4, 2001                By:/s/ R. Bruce Acacio
      -----------                   -------------------------------------
                                 R. Bruce Acacio, Chief Executive Officer



Date: May 4, 2001               By:/s/ Lawrence J. Jagiello
      -----------                  --------------------------------------
                                 Lawrence J. Jagiello
                                 Chief Financial Officer and Principal
                                   Accounting Officer