Form 10QSB
period 2001-06-30
CALIFORNIA SOFTWARE CORP
filed 2001-08-09
CIK 1077913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

                    2485 McCabe Way, Irvine, California 92614
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (949) 553-8900
                                 --------------
                           (Issuer's telephone number)


          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,567,771 as of June 30, 2001.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

                         California Software Corporation

                                Quarterly Report
                           Period Ending June 30, 2001

                                Table of Contents
                                -----------------


PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet                                           1

         Consolidated Statements of Operations and Comprehensive Income       2

         Consolidated Statements of Cash Flows                                3

         Notes to Consolidated Financial Statements                           4

 Item 2. Management's Discussion and Analysis                                 6


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                   17


PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

                         California Software Corporation
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                    June 30, 2001
                                                                    -------------
ASSETS
Current assets:
     Cash and cash equivalents ...................................   $    73,780
     Accounts receivable, net of allowance for doubtful
          accounts of $1,033,768 .................................     2,419,421
     Prepaids and other current assets ...........................       216,570
                                                                     -----------

         Total current assets ....................................     2,709,771

Property and equipment, net ......................................       409,316
Goodwill, net ....................................................     4,187,573
Other assets .....................................................        25,213
                                                                     -----------

TOTAL ASSETS .....................................................   $ 7,331,873
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .......................   $ 2,127,844
     Accrued payroll and related expenses ........................       709,367
     Current portion long-term-debt ..............................       549,749
     Deferred revenue ............................................       789,457
                                                                     -----------

         Total current liabilities ...............................     4,176,417

Long-term liabilities ............................................     1,665,503
                                                                     -----------

Total liabilities ................................................     5,841,920


Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no
     shares issued and outstanding ...............................          --
Common stock, $0.001 par value; 20,000,000 shares authorized;
     12,567,771 shares issued and outstanding ....................        12,568
Additional paid-in capital .......................................     8,964,895
Foreign currency translation adjustments .........................        15,711
Accumulated deficit ..............................................    (7,503,221)
                                                                     -----------

Total stockholders' equity .......................................     1,489,953
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 7,331,873
                                                                     ===========


    The accompanying notes are an integral part of the financial statements.


                                           California Software Corporation
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                     (Unaudited)


                                                               Three months ended               Six months ended
                                                                    June 30,                        June 30,
                                                           ---------------------------    ----------------------------
                                                               2001           2000            2001            2000
                                                           ------------   ------------    ------------    ------------
Revenues:
     Software sales ....................................   $    798,393   $    433,759    $  1,504,593    $    765,137
     Maintenance and other revenue .....................      1,248,090         41,371       1,792,386          81,800
                                                           ------------   ------------    ------------    ------------
         Total revenues ................................      2,046,483        475,130       3,296,979         846,937

Costs and expenses:
Research and development ...............................        370,392        122,190         810,576         239,225
Selling, general, and administrative ...................      1,057,104      1,584,806       2,621,602       2,490,678
Depreciation and amortization ..........................        317,113         85,971         644,192          15,221
                                                           ------------   ------------    ------------    ------------
         Total costs and expenses ......................      1,744,609      1,792,967       4,076,370       2,745,124
                                                           ------------   ------------    ------------    ------------

Income (loss) from operations ..........................        301,874     (1,317,837)       (779,391)     (1,898,187)

Other income (expense), net ............................          7,659         61,626           5,837          61,947
Foreign Currency exchange gain (loss) ..................          2,914           --              (245)           --
                                                           ------------   ------------    ------------    ------------

Income (loss) before provision for income
     taxes and extraordinary item ......................        312,447     (1,256,211)       (773,799)     (1,836,240)

Provision for income taxes .............................           --             --              --              --
                                                           ------------   ------------    ------------    ------------

Income (loss) before extraordinary item ................        312,447     (1,256,211)           --        (1,836,240)

Extraordinary items ....................................           --             --         1,000,000            --
                                                           ------------   ------------    ------------    ------------

Net income (loss) ......................................   $    312,447   $ (1,256,211)   $    226,201    $ (1,836,240)
                                                           ============   ============    ============    ============

Other Comprehensive income (loss):
    Foreign currency translation .......................         15,711           --                              --
                                                           ============   ============    ============    ============

Comprehensive income (loss) ............................   $    328,158   $ (1,256,211)   $    226,201    $ (1,836,240)
                                                           ============   ============    ============    ============

Income (loss) per common share, basic and fully diluted:
    Income (loss) before extraordinary item ............   $        .02   $       (.11)   $       (.06)   $       (.20)
    Extraordinary item .................................           --             --               .08            --
                                                           ------------   ------------    ------------    ------------
    Net income (loss) ..................................   $        .02   $       (.11)   $        .02    $       (.20)
                                                           ============   ============    ============    ============

Weighted-average shares outstanding ....................     12,567,771     11,014,754      12,568,949       9,089,523
                                                           ============   ============    ============    ============


                      The accompanying notes are an integral part of the financial statements.



                         California Software Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Six months ended June 30,
                                                      --------------------------
                                                          2001           2000
                                                      -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES ...........    (1,922,841)    (1,406,995)


NET CASH (USED IN)  INVESTING ACTIVITIES ..........       (30,775)       (82,359)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (407,183)     8,427,486
                                                      -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........    (2,360,799)     6,938,132

CASH AT BEGINNING OF THE PERIOD ...................     2,434,579        402,782
                                                      -----------    -----------
CASH AT END OF PERIOD .............................   $    73,780    $ 7,340,914
                                                      -----------    -----------



SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES

Forgiveness of note receivable ....................   $    74,032    $      --
                                                      -----------    -----------

conversion of common stock subscription into common
   stock ..........................................   $      --      $   700,840
                                                      -----------    -----------

Issuance of stock in exchange for note receivable .   $      --      $    64,018
                                                      -----------    -----------


    The accompanying notes are an integral part of the financial statements.

                                       3

                        California Software Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, there were no common stock equivalents.


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

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. The Settlement Agreement was to have been effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also had agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first. Subsequent to the July 1 date, Unicomp filed a cross complaint in California. California Software is in the process of filing a Motion to Compel based upon the May 1 Settlement Agreement. The company believes it will prevail in this matter.

After reviewing the facts and circumstances surrounding the acquisition as well as the terms of the aforementioned Settlement Agreement, the Company has determined that the effective date of the Unibol acquisition is January 29, 2001, the date over which the Company obtained voting and operational control of Unibol. Assets and liabilities of Unibol assumed by the Company at January 29, 2001 were valued at $420,627 and $1,809,274, respectively. In addition, the Company recorded purchase price adjustments subsequent to the acquisition totaling $67,622. The Company accounted for the acquisition as a purchase as of January 29, 2001 and, accordingly, the operating results of Unibol have been included in the consolidated financial statements of the Company since that date. The results of operations form January 1, 2001 through June 30, 2001 would not be materially different than the results reported. The excess of the aggregate purchase price over the fair market value of net assets acquired at January 29, 2001 is being amortized over five years. In addition, the Company reversed the $1,000,000 reserve established at December 31, 2000 and presented this item as an extraordinary gain in the consolidated financial statements for the six months ended June 30, 2001.

During June of 2001, the Company, upon further review of the composition of the assets and liabilities discussed above, made adjustments to the liabilities and goodwill account to more appropriately reflect the true value of these items assumed by the Company. Both goodwill and net liabilities (primarily accounts payable) were reduced by $1,263,377.


3. SETTLEMENT WITH SHAREHOLDERS

On February 13, 2001, the Company entered into a Settlement and Release Agreement (the "Settlement and Release Agreement") with certain shareholders that participated in the Company's private placement of Common Stock in the year 2000 (the "Participating Subscribers"). Under the terms of the Settlement and Release Agreement, the Participating Subscribers have released the Company, two of its officers and directors and an unrelated party (the "Released Parties") from any and all claims against the Released Parties in connection with the Company's private placement of Common Stock in the year 2000 in exchange for a cash payment of $0.565 per share purchased, a note payable over 36 months bearing no interest equal to $0.365 per share purchased, and one warrant exercisable into one share of the Company's Common Stock for each share purchased. The warrants have an exercise price of $2.00 and must be exercised within 24 months. In addition, the two officers and directors of the Company agreed to give up a portion of their individual Common Stock holdings to the Participating Subscribers, totalling approximately 600,000 shares.

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
                                                    ==========


On March 30, 2001, the Company entered into an agreement with NevWest Securities Corporation ("NevWest") and one of its officers to borrow cash of $450,000 to assist it in paying the cash amounts due under the Settlement and Release Agreement. Under the terms of the notes, the Company agreed to repay the notes beginning April 10, 2001 over a 36-month period at an interest rate of prime plus 2% (8.75% as of June 30, 2001). The notes are secured by all of the tangible and intangible assets of the Company; furthermore, the Company's Chief Executive Officer agreed to personally guarantee one-half of the loan amount. As of June 30, 2001, the principal balance remaining on the notes was $412,500. In addition, the Company agreed to forgive a promissory note of $74,032 owed to it by NevWest. After receiving the loan proceeds, on or about March 30, 2001, the Company delivered initial cash proceeds of $792,962 along with the notes payable, Common Stock warrants, and the shares of Common Stock to the Participating Subscribers. One shareholder voluntarily agreed to indefinitely defer a cash payment of $28,250 owed to him until a later date.

4. STOCK TRANSACTIONS

During the six months ended June 30, 2001, the Company issued to unrelated non employees 2,000 shares of common stock valued at $0.25 per share for investor relations services. In addition, the Company repurchased 20,000 shares of its common stock at prices ranging from $0.625 to $0.75 per share.


5. CONTINGENCIES

Litigation

Refer to Part II, Item 1 for a description of legal proceedings.


6. SUBSEQUENT EVENTS

In July of 2001, the Company responded to the lawsuit filed by the Chief Executive Officer of Software Connections (the former parent company of ALE Systems ("ALE"), which was acquired by the Company in October, 2000) and his wife, the sole shareholder of Software Connections by filing a fraud action against both individuals in Superior Court in Orange County, California. The company has also filed a demurrer in the Virginia case based upon the fact that there is a forum clause in the contract.


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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, and MLPS software products. Software sales for the three months ended June 30, 2001 and 2000 were $798,393 and $433,759, respectively, a 84.1% increase. The increase in software sales during the three months ended June 30, 2001 was primarily due to the inclusion of revenues derived from the Company's ALE and Unibol subsidiaries during that period. The Company anticipates that the continuing integration of these subsidiaries will result in increased revenues over future periods.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, shipping revenue billed to customers, and other miscellaneous revenue. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized proportionately over the term of the related contract or agreement. Maintenance and other revenue for the three months ended June 30, 2001 and 2000 was $1,248,090 and $41,371, respectively, a 2,917% increase primarily due to the Company's acquisition of the ALE and Unibol customer base and accompanying maintenance revenue stream. It is anticipated that revenue from these sources will continue to increase over the next twelve months as the Company continues to expand its customer base.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the three months ended June 30, 2001 and 2000, the Company incurred research and development costs of $370,392 and $122,190, respectively, a 203.1% increase that was primarily the result of the Company's acquisition of ALE in October 2000 as well as from the Company's continuing investment in its development of future products. As a percentage of revenue, research and development costs for the three months ended June 30, 2001 and 2000 were 18.1% and 25.7%, respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will be maintained at or near current levels in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the three months ended June 30, 2001 and 2000, selling, general and administrative expenses were $1,056,801 and $1,584,806, respectively, a 33.3% decrease. As a percentage of revenue, selling general and administrative expenses for the three months ended June 30, 2001 and 2000 were 51.6% and 333.6%, respectively. The decrease in selling, general and administrative expenses were primarily a result of the company implementing its new operating plan which calls for cost reduction. In addition, selling, general and administrative expenses for the three months ending June 30, 2000 were unusually high due to various marketing and advertising campaigns launched by the company, and due to increased professional services (legal and accounting) relating to acquisition due diligence and the costs associated with the private placements which were completed during that period.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the three months ended June 30, 2001 and 2000 was $317,113 and $85,971, respectively, a 268.9% increase primarily due to the amortization of goodwill resulting from the Company's ALE and Unibol acquisitions. As a percentage of revenue, depreciation and amortization for the three-month period ended June 30, 2001 was 15.5% compared to 18.1% for the three-month period ended June 30, 2000. The Company expects that depreciation and amortization will continue to increase in terms of actual dollars in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income/Expense, Net. Net other income/expense primarily consists of interest expense on the Company's debt balances, offset by interest income received from investments of the Company's excess cash balances. Net other income for the three months ended June 30, 2001 was $7,659 as compared to net other income of $61,626 for the three months ended June 30, 2000, a 87.6% decrease. The decrease primarily relates to having higher available cash balances in the three month period ending June 30, 2000 for investment purposes, as compared to the balances available for investment during the three month period ending June 30, 2001.

Income Taxes. As a result of incurring a year to date loss from operations, the Company did not record any income tax provision or benefit for the three months ended June 30, 2001 and 2000.

Net Income / (Loss). For the three months ended June 30, 2001, the Company recorded net income of $312,447 or $0.02 per common share as compared to a net loss of ($1,256,211) or ($0.11) per common share for the three months ended June 30, 2000. The increase in earnings is primarily related to increased levels of revenue associated with the ALE and Unibol acquisitions, as well as cost containment measures (such as the consolidation of Unibol's development function into the Irvine Headquarters) implemented by the Company as part of their new operating plan.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, and MLPS software products. Software sales for the six months ended June 30, 2001 and 2000 were $1,504,593 and $765,137, respectively, a 96.6% increase. The increase in software sales during the six months ended June 30, 2001 was primarily due to the inclusion of revenues derived from the Company's ALE and Unibol subsidiaries during that period. The Company anticipates that the continuing integration of these subsidiaries will result in increased revenues over future periods.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, shipping revenue billed to customers, and other miscellaneous revenue. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized proportionately over the term of the related contract or agreement. Maintenance and other revenue for the six months ended June 30, 2001 and 2000 was $1,792,386 and $81,800 respectively, a 2,091%
increase primarily due to the Company's acquisition of the ALE and Unibol customer base and accompanying maintenance revenue stream. It is anticipated that revenue from these sources will continue to increase over the next twelve months as the Company continues to expand its customer base.

Research and Development Costs. For the six months ended June 30, 2001 and 2000, the Company incurred research and development costs of $810,576 and $239,225 respectively, a 238.8% increase that was primarily the result of the Company's acquisition of ALE in October 2000 as well as from the Company's continuing investment in its development of future products. As a percentage of revenue, research and development costs for the six months ended June 30, 2001 and 2000 were 24.6% and 28.2% respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will be maintained at or near current levels in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the six months ended June 30, 2001 and 2000, selling, general and administrative expenses were $2,621,602 and $2,490,678 respectively, a 5.3% increase. As a percentage of revenue, selling general and administrative expenses for the six months ended June 30, 2001 and 2000 were 79.5% and 99.1%, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue is consistent with the Company's new operating plan which calls for cost reduction.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the six months ended June 30, 2001 and 2000 was $644,192 and $15,221 respectively, a 413.2% increase primarily due to the amortization of goodwill resulting from the Company's ALE and Unibol acquisitions. The Company expects that depreciation and amortization will continue to increase in terms of actual dollars in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income/Expense, Net. Net other income/expense primarily consists of interest expense on the Company's debt balances, offset by interest income received from investments of the Company's excess cash balances. Net other income for the six months ended June 30, 2001 was $5,837 as compared to net other income of $61,947 for the six months ended June 30, 2000, a 90.5% decrease. The decrease primarily relates to having higher available cash balances in the six month period ending June 30, 2000 for investment purposes, as compared to the balances available for investment during the six month period ending June 30, 2001.

Income Taxes. As a result of incurring a year to date loss from operations, the Company did not record any income tax provision or benefit for the six months ended June 30, 2001 and 2000.

Net Income / (Loss). For the six months ended June 30, 2001, the Company recorded net income of $226,201 or $0.02 per common share as compared to a net loss of ($1,836,240) or ($.20) per common share for the six months ended June 30, 2000. The increase in earnings is primarily related to increased levels of revenue associated with the ALE and Unibol acquisitions, as well as cost containment measures (such as the consolidation of Unibol's development function into the Irvine Headquarters) implemented by the Company as part of their new operating plan.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock.

Net cash used in operations for the six months ended June 30, 2001 was $1,922,841, while net cash used in operations for the six months ended June 30, 2000 was $1,406,995. The negative cash flows generated from operations for the six months ended June 30, 2001 were primarily related to increases in accounts receivable associated with increased revenues during the period and the impact of the $1,000,000 extraordinary gain recorded during March of 2001. The negative cash flow generated from operations for the six months ending June 30, 2000 was primarily due to operating losses incurred during the period.

Net cash used in investing activities for the six months ended June 30, 2001 was $30,775, primarily as the result of the Company's acquisition of Unibol Ltd. on January 29, 2001. Net cash used in investing activities for the six months ended June 30, 2000 was $82,359 due almost entirely to purchases of property and equipment. The Company expects to continue to invest in capital and other assets as well as utilize mergers and acquisitions as a means to expand and support its growth.

Net cash used in financing activities for the six months ended June 30, 2001 was $407,183, due primarily to proceeds of $792,962 paid to certain of the Company's shareholders pursuant to a settlement agreement, offset by proceeds received from long-term borrowings of $450,000. Net cash provided by financing activities for the six months ended June 30, 2000 was $8,427,486 due primarily to proceeds received from the Company's private placement of its Common Stock. The Company anticipates that it may seek additional capital in the future to support its operating and business plans.

At June 30, 2001, cash and cash equivalents totaled $73,780. In addition, at June 30, 2001, the Company had a working deficiency of $1,466,646 and an accumulated deficit of $7,503,221.

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

Financial Condition and Going Concern Qualification. In early 2001, the Company implemented a new operating plan designed to accelerate the Company's ability to achieve positive operating cash flow. As part of the new operating plan, the Company reduced the size of its workforce and made further expense reductions in the areas of technical support, product development and general and administrative expenses. To successfully execute this plan, the Company must adhere to its expense reductions and work to achieve the revenue targets incorporated as underlying assumptions to its operating plan. If the Company is unable to manage its operating expenses and increase revenues, the Company may be unable to achieve and sustain a positive operating cash flow. The Company's ability to achieve its annual and quarterly revenue goals could also be negatively impacted by the softening consumer demand for technology products, as well as the weakening general economic conditions and decreasing consumer confidence.

The Company's new operating plan reflects management's expectations as of the date of this quarterly report, and is based on currently available information as well as significant assumptions made by management regarding various revenue and operating expense items. The Company cannot guarantee that the assumptions that it relied upon in developing its operating plan will be accurate, or that future events or results will conform to the Company's expectations or assumptions. As a result, if the Company's assumptions are inaccurate, or its expectations prove to be erroneous in light of future events, or if it is unable to maintain the support of its customers, vendors, and other key corporate relationships regardless of the success of its new operating plan, it may need to raise additional working capital. In order to obtain this capital, the Company may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund its operations in the event it requires additional working capital to operate its business. The Company currently does not have any commitments for additional financing and it cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. If adequate funds are not available on acceptable terms, the Company may not be able to fund its operations. Further, if the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be diluted. Also, any new securities could have rights, preferences and privileges senior to that of the Company's Common Stock.

The Company's ability to become profitable and continue its operations depends on its ability to generate and sustain higher revenue levels and maintain reasonable operating expense levels consistent with the assumptions underlying the Company's new operating plan. If the Company is unable to increase its revenues or manage and reduce its operating expenses and costs compared to the year ended December 31, 2000, it may be unable to sustain positive operating cash flow.

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

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. According to the terms of the Settlement Agreement, the Chief Executive Officer of Unicomp has agreed to relinquish his voting and operating control of Unibol, Ltd. to the Company, while granting the Company the rights to market Unibol products worldwide. In addition, Unicomp has agreed to forgive the remaining cash and stock amounts due under the Purchase Agreement. The Settlement Agreement was to have been effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp had also agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first.

Subsequent to July 1, Unicomp filed a cross complaint in California. The company has answered the complaint and filed a Motion to Compel with the court based upon the May 1 Settlement Agreement.

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

The Company has responded by filing a fraud action against Software Connection's previous sole shareholder, Gayle Goodrich and her husband, the former President of Software Connections C. Wesley Lucas in Superior Court in Orange County, California. The company has also filed a demurrer in the Virginia case based upon the fact that there is a forum clause in the contract.

The uncertainty associated with substantial unresolved litigation may have an adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation may result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Principal Products. For the six months ended June 30, 2001, the Company's core of BABY, Unibol, and MLPS products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Acquisition Strategy. The Company has addressed and may continue to address the need to develop new products, in part through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of a target company's business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. According to the terms of the Settlement Agreement, the Chief Executive Officer of Unicomp agreed to relinquish his voting and operating control of Unibol, Ltd. to the Company, while granting the Company the rights to market Unibol products worldwide. In addition, Unicomp agreed to forgive the remaining cash and stock amounts due under the Purchase Agreement. The Settlement Agreement shall be effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first. Subsequent to July 1, Unicomp filed a cross complaint in California. The company has answered the complaint and filed a Motion to Compel with the court based upon the May 1 Settlement Agreement.

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

The Company has responded by filing a fraud suit against Software Connection's former sole shareholder, Gayle Goodrich and its former President, C. Wesley Lucas in Orange County Superior Court. The company has also filed a demurrer on the Virginia action based upon a forum clause in the Acquisition Agreement.

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

None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company is considering setting forth a proposal to amend the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued by the Company from 20,000,000 shares to 40,000,000 shares.


Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CALIFORNIA SOFTWARE CORPORATION



Date: August 8, 2001                    By: /s/ R. Bruce Acacio
--------------------                    -----------------------
                                        R. Bruce Acacio, Chief Executive Officer



Date: August 8, 2001                    By: /s/ Kevin J. Gadawski
--------------------                    -------------------------
                                        Kevin J. Gadawski
                                        Vice President - Finance and
                                        Principal Accounting Officer