Form 10QSB
period 2001-09-30
CALIFORNIA SOFTWARE CORP
filed 2001-11-09
CIK 1077913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM  ____________ TO  _____________

                 Commission File Number:
                                        ------------------

                         CALIFORNIA SOFTWARE CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                               88-0408446
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                    2485 McCabe Way, Irvine, California 92614
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (949) 553-8900
                            -------------------------
                           (Issuer's telephone number)


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 13,659,825 as of November 8, 2001.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [  ] No [X]

                         California Software Corporation

                                Quarterly Report
                        Period Ending September 30, 2001

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

         Consolidated Balance Sheet                                           1

         Consolidated Statements of Operations and Comprehensive Income       2

         Consolidated Statements of Cash Flows                                3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis                                 6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               14

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                   16



PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

                          California Software Corporation
                            CONSOLIDATED BALANCE SHEET
                                    (unaudited)

                                                                     September 30,
                                                                         2001
                                                                      -----------
ASSETS

Current assets:
     Cash and cash equivalents ....................................   $    95,169
     Accounts receivable, net of allowance for doubtful accounts of
        $358,821...................................................     2,335,318
     Prepaids and other current assets ............................       138,916
                                                                      -----------

         Total current assets .....................................     2,569,403


Property and equipment, net .......................................       353,512
Goodwill, net .....................................................     3,883,538
Other assets ......................................................        25,215
                                                                      -----------

TOTAL ASSETS ......................................................   $ 6,831,668
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ........................   $ 1,471,515
     Accrued payroll and related expenses .........................       952,092
     Current portion long-term-debt ...............................       713,286
     Deferred revenue .............................................       610,863
                                                                      -----------

         Total current liabilities ................................     3,747,756


Long-term liabilities .............................................     1,816,934
                                                                      -----------

Total liabilities .................................................     5,564,690


Commitments and contingencies


Stockholders' Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no
     shares issued and outstanding ................................          --
Common stock, $0.001 par value; 20,000,000 shares authorized;
     12,567,771 shares issued and outstanding .....................        12,568
Additional paid-in capital ........................................     8,964,895
Foreign currency translation adjustments ..........................        36,096
Accumulated deficit ...............................................    (7,746,581)
                                                                      -----------

Total stockholders' equity ........................................     1,266,978
                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 6,831,668
                                                                      ===========


     The accompanying notes are an integral part of the financial statements.

                                        1



                                              California Software Corporation
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                        (Unaudited)



                                                                 Three months ended              Nine months ended
                                                                    September 30,                   September 30,
                                                            ----------------------------    ----------------------------
                                                                2001            2000            2001            2000
                                                            ------------    ------------    ------------    ------------
Revenues:
     Software sales .....................................   $    361,334    $    207,322    $    865,927    $    972,459
     Maintenance and other revenue ......................        737,521          44,925       2,529,907         126,725
                                                            ------------    ------------    ------------    ------------
          Total revenues ................................      1,098,855         252,247       4,395,834       1,099,184

Costs and expenses:
Research and development ................................        305,104         121,779       1,028,853         361,004
Selling, general, and administrative ....................        865,670       2,145,746       3,574,100       4,636,424
Depreciation and amortization ...........................        290,358           8,838         934,549          24,059
                                                            ------------    ------------    ------------    ------------
         Total costs and expenses .......................      1,461,132       2,276,363       5,537,502       5,021,487
                                                            ------------    ------------    ------------    ------------

Income (loss) from operations ...........................       (362,277)     (2,024,116)     (1,141,668)     (3,922,303)

Other income (expense), net .............................         16,359          94,618          22,196         156,565
Foreign Currency exchange gain (loss) ...................          1,157            --               913            --
                                                            ------------    ------------    ------------    ------------

Income (loss) before provision for income
     taxes and extraordinary item .......................       (344,761)     (1,929,498)     (1,118,559)     (3,765,738)

Provision for income taxes ..............................           --              --              --              --
                                                            ------------    ------------    ------------    ------------

Income (loss) before extraordinary item .................       (344,761)     (1,929,498)     (1,118,559)     (3,765,738)

Extraordinary items .....................................        101,401            --         1,101,401            --
                                                            ------------    ------------    ------------    -------------

Net income (loss) .......................................   $   (243,360)   $ (1,929,498)   $    (17,158)   $  (3,765,738)
                                                            ============    ============    ============    =============
Other Comprehensive income (loss):
    Foreign currency translation.........................         20,385            --            36,096             --
                                                            ============    ============    ============    =============
Comprehensive income (loss)..............................   $   (222,975)   $ (1,929,498)   $     18,938    $  (3,765,738)
                                                            ============    ============    ============    =============

Income (loss) per common share, basic and fully diluted:

    Income (loss) before extraordinary item .............   $       (.02)   $       (.18)   $       (.08)   $        (.35)
                                                            ============    ============    ============    =============
    Extraordinary item ..................................          --              --              .08             --
                                                            ============    ============    ============    =============
    Net income (loss) ...................................   $       (.02)   $       (.18)   $        .00    $        (.35)
                                                            ============    ============    ============    =============
Weighted-average shares outstanding .....................     12,567,771      10,814,252      12,570,050       10,716,254
                                                            ============    ============    ============    =============


                         The accompanying notes are an integral part of the financial statements.

                                                            2



                         California Software Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                         2001            2000
                                                      -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES                (1,957,254)    (2,948,764)

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                                 25,027        (94,411)

NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                               (407,183)     8,427,486
                                                      -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (2,339,410)     5,384,311

CASH AT BEGINNING OF THE PERIOD                         2,434,579        402,782
                                                      -----------    -----------
CASH AT END OF PERIOD                                 $    95,169    $ 5,787,093
                                                      -----------    -----------



SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES

Forgiveness of note receivable                        $    74,032    $      --
                                                      -----------    -----------

Conversion of common stock subscription into common
   stock                                              $      --      $   700,840
                                                      -----------    -----------

Issuance of common stock in exchange for note
   receivable                                         $      --      $    64,018
                                                      -----------    -----------


    The accompanying notes are an integral part of the financial statements.

                                        3

                         California Software Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full fiscal year.

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

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. The Settlement Agreement was to have been effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also had agreed to suspend all currently filed litigation between the two companies until

July 1, 2001 or the closing of the Settlement Agreement, whichever occurred first. Subsequent to the July 1 date, Unicomp filed a cross complaint in California. California Software is in the process of filing a Motion to Compel based upon the May 1 Settlement Agreement. The company believes it will prevail in this matter.

After reviewing the facts and circumstances surrounding the acquisition as well as the terms of the aforementioned Settlement Agreement, the Company has determined that the effective date of the Unibol acquisition is January 29, 2001, the date over which the Company obtained voting and operational control of Unibol. Assets and liabilities of Unibol assumed by the Company at January 29, 2001 were valued at $420,627 and $1,809,274, respectively. In addition, the Company recorded purchase price adjustments subsequent to the acquisition totaling $67,622. The Company accounted for the acquisition as a purchase as of January 29, 2001 and, accordingly, the operating results of Unibol have been included in the consolidated financial statements of the Company since that date. The results of operations form January 1, 2001 through June 30, 2001 would not be materially different than the results reported. The excess of the aggregate purchase price over the fair market value of net assets acquired at January 29, 2001 is being amortized over five years. In addition, the Company reversed the $1,000,000 reserve established at December 31, 2000 and presented this item as an extraordinary gain in the consolidated financial statements for the nine months ended September 30, 2001.

During June of 2001, the Company, upon further review of the composition of the assets and liabilities discussed above, made adjustments to the liabilities and goodwill account to more appropriately reflect the true value of these items assumed by the Company. Both goodwill and net liabilities (primarily accounts payable) were reduced by $1,263,377.

3. SETTLEMENT WITH SHAREHOLDERS

On February 13, 2001, the Company entered into a Settlement and Release Agreement (the "Settlement and Release Agreement") with certain shareholders that participated in the Company's private placement of Common Stock in the year 2000 (the "Participating Subscribers"). Under the terms of the Settlement and Release Agreement, the Participating Subscribers have released the Company, two of its officers and directors and an unrelated party (the "Released Parties") from any and all claims against the Released Parties in connection with the Company's private placement of Common Stock in the year 2000 in exchange for a cash payment of $0.565 per share purchased, a note payable over 36 months bearing no interest equal to $0.365 per share purchased, and one warrant exercisable into one share of the Company's Common Stock for each share purchased. The warrants have an exercise price of $2.00 and must be exercised within 24 months. In addition, the two officers and directors of the Company agreed to give up a portion of their individual Common Stock holdings to the Participating Subscribers, totaling approximately 600,000 shares.

A summary of the amounts payable by the Company under the Settlement and Release Agreement are as follows:


        Cash                                          $   821,212
        Notes payable                                     530,517
                                                      -----------
        Total cash and notes payable                  $ 1,351,729
                                                      ===========
        Number of common stock warrants                 1,453,472
                                                      ===========


On March 30, 2001, the Company entered into an agreement with NevWest Securities Corporation ("NevWest") and one of its officers to borrow cash of $450,000 to assist it in paying the cash amounts due under the Settlement and Release Agreement. Under the terms of the notes, the Company agreed to repay the notes beginning April 10, 2001 over a 36-month period at an interest rate of prime plus 2% (8.75% as of September 30, 2001). The notes are secured by all of the tangible and intangible assets of the Company; furthermore, the Company's Chief Executive Officer agreed to personally guarantee one-half of the loan amount. As of September 30, 2001, the principal balance remaining on the notes was $ 373,870. In addition, the Company agreed to forgive a promissory note of $74,032 owed to it by NevWest. After receiving the loan proceeds, on or about March 30, 2001, the Company delivered initial cash proceeds of $792,962 along with the notes payable, Common Stock warrants, and the shares of Common Stock to the Participating Subscribers. One shareholder voluntarily agreed to indefinitely defer a cash payment of $28,250 owed to him until a later date.

4. STOCK TRANSACTIONS

During the nine months ended September 30, 2001, the Company issued to unrelated non employees 2,000 shares of common stock valued at $0.25 per share for investor relations services. In addition, the company repurchased 20,000 shares of its common stock at prices ranging from $0.625 to $0.75 per share.

5. CONTINGENCIES

Litigation

Refer to Part II, Item 1 for a description of legal proceedings.

6.  EXTRAORDINARY ITEM

In March of 2001, the Company reversed the $1,000,000 valuation reserve it had established for the year ended December 31, 2000, relating to its acquisition of Unibol (see Note 2), and presented this as an extraordinary item in the consolidated financial statements. Additionally, in September of 2001, the Company recorded a gain in the amount of $101,401 relating to settlement of debt. The amount due per the settlement agreement has been reclassified to long-term liabilities in the consolidated balance sheet as of September 30, 2001.

7. SUBSEQUENT EVENTS

In October 2001, the Company issued 1,092,054 restricted shares to two officers as satisfaction of compensation earned during the nine months ended September 30, 2001, but unpaid. The compensation amounts were accrued at September 30, 2001 and were included in the consolidated financial statements.

Also In October 2001, the Company entered into a settlement agreement with certain shareholders that were plaintiffs in a Federal Class Action lawsuit. While the company believes it had meritorious defenses in the case, the agreement which calls for to the issuance of additional shares and warrants to the shareholders has allowed the company to move beyond the cloud of litigation and to end the legal costs associated with defending this lawsuit. The Company and the plaintiffs in the case are awaiting the final approval from the Federal Court.

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

GENERAL

The Company markets a family of software products under the brand names BABY, Unibol, MLPS, CLPS, ALPS and DLCS. The products provide (a) software solutions that allow business customers to migrate IBM Midrange applications to the Windows, Unix and Linux environments and to execute such applications under Windows, Unix or Linux without a complete rewrite of the application's source code; (b) GUI software that allows a developer of an AS/400 or mainframe text-based application to present screens with WindowsTM point-and-click functionality; and (c) software that internet-enables AS/400 and mainframe applications. Once the application runs on a BABY or Unibol system, the developer deploys his application by purchasing a BABY or Unibol runtime license for every user of the software. In addition, the Company markets software product under the brand names MLPS, CLPS, ALPS and DLCS. These software products support the processing of mortgage, consumer and auto loans as well as delinquent collections in the banking and financial industries.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, MLPS, CLPS, ALPS and DLCS software products. Software sales for the three months ended September 30, 2001 and 2000 were $361,334 and $207,322, respectively, a 74.3% increase. The increase in software sales during the three months ended September 30, 2001 was primarily due to the inclusion of revenues derived from the Company's CSA and CSB subsidiaries during that period. The Company anticipates that the continuing integration of these subsidiaries will result in increased revenues over future periods.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, shipping revenue billed to customers, and other miscellaneous revenue. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized proportionately over the term of the related contract or agreement. Maintenance and other revenue for the three months ended September 30, 2001 and 2000 was $737,521 and $44,925, respectively, a 1,542% increase. It is anticipated that revenue from these sources will continue to increase over the next twelve months as the Company continues to expand its customer base.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the three months ended September 30, 2001 and 2000, the Company incurred research and development costs of $305,104 and $122,709, respectively, a 148.6% increase. As a percentage of revenue, research and development costs for the three months ended September 30, 2001 and 2000 were 27.8% and 48.7%, respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will be maintained at or near current levels in the future.

Selling, General and Administrative expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the three months ended September 30, 2001 and 2000, selling, general and administrative expenses were $865,670 and $2,145,746, respectively, a 59.6% decrease. As a percentage of revenue, selling general and administrative expenses for the three months ended September 30, 2001 and 2000 were 78.8% and 850.7%, respectively. The decrease in selling, general and administrative expenses were primarily a result of the company implementing its new operating plan which calls for cost reduction.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the three months ended September 30, 2001 and 2000 was $290,358 and $8,838, respectively, a 3,185% increase primarily due to the amortization of goodwill resulting from the Company's acquisitions. As a percentage of revenue, depreciation and amortization for the three-month period ended September 30, 2001 was 26.4% compared to 3.5% for the three-month period ended September 30, 2000. The Company expects that depreciation and amortization will continue to increase in terms of actual dollars in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income / Expense, Net. Net other income/expense primarily consists of interest expense on the Company's debt balances, offset by interest income received from investments of the Company's excess cash balances. Net other income for the three months ended September 30, 2001 was $16,359 as compared to net other income of $94,618 for the three months ended September 30, 2000, a 82.7% decrease. This decrease primarily relates to the Company having higher cash balances available for investment during the three months ended September 30, 2000 compared with the three months ended September 30, 2001.

Income Taxes. As a result of incurring a year to date loss from operations, the Company did not record any income tax provision or benefit for the three months ended September 30, 2001 and 2000.

Extraordinary Item. During the three months ended September 30, 2001, the company recorded a gain on settlement of debt relating to a former vendor. The amount of the obligation was reduced per a settlement agreement, with the amount of the reduction ($101,401) recorded as a gain on settlement of debt, and presented as an extraordinary item in the consolidated financial statements for the three months ended September 30, 2001. The balance of the amounts owed per the settlement agreement are presented as both current portion of long-term debt (for amounts to be paid in the next twelve months) and long-term debt on the consolidated balance sheet as of September 30, 2001.

Net Income / (Loss). For the three months ended September 30, 2001, the Company recorded a net loss of ($243,360) or ($0.02) per common share as compared to a net loss of ($1,928,498) or ($0.18) per common share for the three months ended September 30, 2000. The reduction in the amount of the loss is primarily related to increased levels of revenue associated with the ALE and Unibol acquisitions, as well as cost containment measures (such as the consolidation of Unibol's development function into the Irvine Headquarters) implemented by the Company as part of their new operating plan.


Nine Months Ended September 30,2001 Compared to Nine Months Ended September 30, 2000

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, MLPS, CLPS, ALPS and DLCS software products. Software sales for the Nine months ended September 30, 2001 and 2000 were $865,927 and $972,459, respectively, a 11.0% decrease.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, shipping revenue billed to customers, and other miscellaneous revenue. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized proportionately over the term of the related contract or agreement. Maintenance and other revenue for the nine months ended September 30, 2001 and 2000 was $2,529,907 and $126,725 respectively, a 1,896% increase. It is anticipated that revenue will continue to increase over the next twelve months as the Company continues to expand its customer base.

Research and Development Costs. For the nine months ended September 30, 2001 and 2000, the Company incurred research and development costs of $1,028,853 and $361,004 respectively, a 185.0% increase. As a percentage of revenue, research and development costs for the nine months ended September 30, 2001 and 2000 were 23.4% and 32.8% respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will be maintained at or near current levels in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the nine months ended September 30, 2001 and 2000, selling, general and administrative expenses were $3,574,100 and $4,636,424 respectively, a 22.9% decrease. As a percentage of revenue, selling general and administrative expenses for the nine months ended June 30, 2001 and 2000 were 81.3% and 421.8%, respectively. The decrease in selling, general and administrative expenses as a percentage of revenue is consistent with the Company's new operating plan which calls for cost reduction.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the nine months ended September 30, 2001 and 2000 was $934,549 and $24,059, respectively, a 3,884% increase primarily due to the amortization of goodwill resulting from the Company's acquisitions. The Company expects that depreciation and amortization will continue to increase in terms of actual dollars in the future as the Company increases its property and equipment base in connection with its continued expansion efforts or as a result of any possible future acquisitions made by the Company.

Other Income/ Expense, Net. Net other income/expense primarily consists of interest expense on the Company's debt balances, offset by interest income received from investments of the Company's excess cash balances. Net other income for the nine months ended September 30, 2001 was $22,196 as compared to net other income of $156,565 for the nine months ended September 30, 2000, a 85.8% decrease. The decrease primarily relates to having higher available cash balances in the nine month period ending September 30, 2000 for investment purposes, as compared to the balances available for investment during the nine month period ending September 30, 2001.

Income Taxes. As a result of incurring a year to date loss from operations, the Company did not record any income tax provision or benefit for the nine months ended September 30, 2001 and 2000.

Extraordinary Items. In March of 2001, the Company reversed the valuation reserve it had established for the year ended December 31, 2000, relating to its acquisition of Unibol (see Note 2), and presented this as an extraordinary item in the consolidated financial statements for the nine months ended September 30, 2001. Additionally, in September of 2001, the company recorded a gain in the amount of $101,401 relating to settlement of debt. The amount of the obligation was reduced per a settlement agreement, with the amount of the reduction recorded as a gain on settlement of debt, and presented as an extraordinary item in the consolidated financial statements for the nine months ended September 30, 2001.

Net Income/ (Loss). For the nine months ended September 30, 2001, the Company recorded a net loss of ($17,158) or ($0.00) per common share as compared to a net loss of ($3,765,738) or ($0.35) per common share for the nine months ended September 30, 2000. The increase in earnings is primarily related to increased levels of revenue as well as cost containment measures (such as the consolidation of Unibol's development function into the Irvine Headquarters) implemented by the Company as part of their new operating plan.

LIQUIDITY AND CAPITAL RESOURCES

Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock.

Net cash used in operations for the nine months ended September 30, 2001 was $1,957,254, while net cash used in operations for the nine months ended September 30, 2000 was $2,948,764. The negative cash flows generated from operations for the nine months ended September 30, 2001 were primarily related to increases in accounts receivable associated with increased revenues during the period and reductions in accounts payable. The negative cash flow generated from operations for the nine months ending September 30,2000 was primarily due to operating losses incurred during the period.

Net cash provided by investing activities for the nine months ended September 30, 2001 was $25,027, primarily as the result of the Company's acquisition of Unibol Ltd. on January 29, 2001. Net cash used in investing activities for the nine months ended September 30, 2000 was $94,411, due almost entirely to purchases of property and equipment. The Company expects to continue to invest in capital and other assets as well as utilize mergers and acquisitions as a means to expand and support its growth.

Net cash used in financing activities for the nine months ended September 30, 2001 was $407,183, due primarily to proceeds of $792,962 paid pursuant to a settlement agreement, offset by proceeds received from long-term borrowings of $450,000. Net cash provided by financing activities for the nine months ended September 30, 2000 was $8,427,486 due primarily to proceeds received from the Company's private placement of its Common Stock. The Company anticipates that it may seek additional capital in the future to support its operating and business plans.

At September 30, 2001, cash and cash equivalents totaled $95,169. In addition, at September 30, 2001, the Company had a working deficiency of $1,178,352 and an accumulated deficit of $7,746,581.

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

The Company's ability to maintain operational profitability and continue its operations depends on its ability to generate and sustain higher revenue levels and maintain reasonable operating expense levels consistent with the assumptions underlying the Company's new operating plan. If the Company is unable to increase its revenues or manage and reduce its operating expenses and costs compared to the year ended December 31, 2000, it may be unable to sustain positive operating cash flow.

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

Subsequent to July 1, Unicomp filed a cross complaint in California. The company has answered the complaint and filed a Motion to Compel with the court based upon the May 1 Settlement Agreement. The Court has since found that the May 1 Settlement Agreement cannot be enforced.

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

Dependence on Principal Products. For the six months ended June 30, 2001, the Company's core of BABY, Unibol, MLPS, CLPS, ALPS and DLCS products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Concentration. As previously noted, the Company derives most of its revenues from products that run on or replicate the AS/400 and mainframe environments on Windows, Unix or Linux and provides a GUI/Web Enablement component for those text-screen applications.

Potential for Software Defects. Software products as complex as the BABY, Unibol, MLPS, CLPS, ALPS and DLCS products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company believes that it has meritorious defenses to above action and intends to vigorously defend them. The actions are in the early stages. Consequently, at this time it is not reasonably possible to estimate the damage, or the range of damages, if any, that the Company might incur in connection with such actions.

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

On May 1, 2001, the Company and Unicomp signed a Settlement Agreement (the "Settlement Agreement") to resolve the issues pertaining to the litigation between the two companies. According to the terms of the Settlement Agreement, the Chief Executive Officer of Unicomp agreed to relinquish his voting and operating control of Unibol, Ltd. to the Company, while granting the Company the rights to market Unibol products worldwide. In addition, Unicomp agreed to forgive the remaining cash and stock amounts due under the Purchase Agreement. The Settlement Agreement shall be effective as of May 15, 2001 or at such other time as agreed to by Unicomp and California Software, but not later than June 1, 2001. The Company and Unicomp also agreed to suspend all currently filed litigation between the two companies until July 1, 2001 or the closing of the Settlement Agreement, whichever occurs first. Subsequent to July 1, Unicomp filed a cross complaint in California. The company has answered the complaint and filed a Motion to Compel with the court based upon the May 1 Settlement Agreement. The court has since stated that the Settlement Agreement is unenforceable.

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

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CALIFORNIA SOFTWARE CORPORATION





Date:  November 8, 2001                     By:  /s/  R. Bruce Acacio
       ----------------                        --------------------------------
                                                      R. Bruce Acacio, Chief
                                                      Executive Officer





Date:  November 8, 2001                     By:  /s/  Kevin J. Gadawski
       ----------------                        --------------------------------
                                                      Kevin J. Gadawski
                                                      Vice President - Finance
                                                      and Principal Accounting
                                                      Officer