Form 10KSB
period 2001-12-31
CALIFORNIA SOFTWARE CORP
filed 2002-04-15
CIK 1077913

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                            ------------------------

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

Commission file number: 001-155769

                         California Software Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                                88-0408446
            ------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

    2485 McCabe Way, Irvine, CA                                      92614
    ---------------------------                                      -----
(Address of principal executive offices)                           (Zip Code)

                    Issuer's telephone number: (949) 553-8900
                                                -------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, $.001 par value per share
                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $5,739,503.
                                                         ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,091,949 as of the closing price on March 28, 2002. For purposes of this calculation, shares owned by officers, directors and ten percent shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,174,863 as of April 12, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one):    Yes [  ] No [X]

                                TABLE OF CONTENTS

PART I
     Item 1.    Description of Business .....................................  1
     Item 2.    Description of Property ..................................... 10
     Item 3.    Legal Proceedings ........................................... 10
     Item 4.    Submission of Matters to a Vote of Security Holders ......... 11

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matters .... 12
     Item 6.    Management's Discussion and Analysis or Plan of Operation ... 14
     Item 7.    Financial Statements ........................................ 17
     Item 8.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ......................... 37

PART III
     Item 9.    Directors, Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act ......................................... 38
     Item 10.   Executive Compensation ...................................... 39
     Item 11.   Security Ownership of Certain Beneficial
                Owners and Management ....................................... 43
     Item 12.   Certain Relationships and Related Transactions .............. 44
     Item 13.   Exhibits and Reports on Form 8-K ............................ 44

SIGNATURES .................................................................. 45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW AND HISTORY


California Software Corporation, hereinafter referred to as the "Company" or "CSC", was incorporated in the State of Nevada on October 28, 1998 and markets several families of software products that are targeted to users of the International Business Machines ("IBM*") iSeries, formerly known as the AS/400* and mainframe computers. These products include software marketed under the brand names BABY, Unibol, MLPS, DLCS, ALPS and CLPS.

The Company's predecessor, California Software Products, Inc. ("CSPI"), was founded in 1975 for the purpose of writing software programs. In 1980, CSPI was approached by the PC Division of IBM to write a program that would compile System/32 software to run on a personal computer. Development of these programs continued throughout the 1980s adding new features and updating current programs as IBM introduced newer computer systems. When IBM disbanded the PC Division and the AS/400 Division chose not to continue the relationship, CSPI continued to improve its products on its own.

In the early 1980s, CSPI's founders pioneered the first personal computer ("PC")-based Report Generation Language ("RPG") compilers, which are a core functionality of the BABY product line. As the development environment expanded, the products evolved to allow a user to execute Midrange applications on a PC network without the need for complete redevelopment of the application's source code.

On January 12, 1999, the Company acquired the net assets of CSPI with a historical cost of $700,840 in exchange for shares of the Company's Common Stock that were to be issued at a later date. On January 27, 2000, the Company issued 2,000,000 shares of its Common Stock in exchange for such assets.

On October 20, 2000, the Company acquired the stock of Software Connections, Inc, dba ALE Systems ("ALE"), a software developer of loan processing software, in exchange for cash of $750,000, an earn-out payable over 60 months, bearing no interest, valued between $625,000 and $2,500,000 depending on ALE's operating results during that period, and a note payable, bearing no interest, in the amount of $292,500 payable in monthly installments over 36 months. In conjunction with this acquisition, the Company was amortizing goodwill in the amount of $3,933,101 over a five year period. As of December 31, 2001, the Company has recorded an impairment loss for all of the remaining and unamortized goodwill associated with this acquisition.

On November 8, 2000, the Company signed a letter of intent to merge with Unicomp, Inc. ("Unicomp"), a Georgia corporation. On that same date, and two days thereafter, the Company entered into various agreements with Unicomp through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S."). In the Stock Purchase Agreement, the Amendment to the Stock Purchase Agreement and related documents, the Company agreed to pay cash of $1,000,000, an additional $500,000 due in four monthly installments commencing on the first of the month beginning with the second month after the Closing Date, and $1,500,000 of the Company's Common Stock due and valued on the six month anniversary of the Closing Date. On November 13, 2000, the Company paid the $1,000,000 in cash due under the agreements. Subsequent to the cash payment, a dispute arose between the Company and Unicomp about Unicomp's providing of financial information, the identity of the companies included under the acquisition documents, as well as the intent of certain provisions contained in the Amendment to the Stock Purchase Agreement purporting to grant sole operational and voting control over the Unibol entities to the Chief Executive Officer of Unicomp for a six month period. As a result, the Company did not make any of the installment payments due under the Stock Purchase Agreement and merger discussions were terminated. The Company thereafter filed a lawsuit in California against Unicomp, several of its officers and directors, and a third party, alleging fraudulent misrepresentation and various other charges in connection with the acquisition of Unibol, Ltd. and Unibol, Inc. Unicomp also filed a lawsuit in Georgia against the Company seeking to preserve Unicomp's interest in one of the Unibol companies, Unibol, Inc., as well as to uphold the original terms and conditions of the Stock Purchase Agreement and Amendment to the Stock Purchase Agreement, although that lawsuit subsequently was dismissed by the Georgia court.



                                       1
* A trademark of International Business Machines Corporation

The Company asserted its physical and operational control over Unibol UK on or about January 29, 2001. As a result, the Company has reversed the valuation reserve it established as of December 31, 2000 against its $1,000,000 cash investment in Unibol. This reversal of the valuation reserve is presented as an extraordinary item in the Company's Consolidated Statement of Operations for the year ended December 31, 2001. Further, the Company has included the operations of Unibol UK for the period of January 29, 2001 through December 31, 2001 in its Consolidated Statement of Operations for the year ended December 31, 2001. Subsequent to year end, all pending claims and court issues regarding Unibol were settled and then dismissed.

INDUSTRY BACKGROUND

Rehosting / Graphical
---------------------
The IBM iSeries* and its predecessors, System/32*, System/34*, System/36*, System/38*, and AS/400* - collectively called IBM Midrange systems - are a class of machines substantially different from widely familiar PCs. The System/36, superceded by the AS/400 (later renamed the iSeries), served as a popular computing solution for business applications for many years after IBM's introduction of these two systems in 1983 and 1988, respectively. Midrange systems were popular because, at the time of their introduction, they were far more powerful than individual PCs and were capable of supporting environments with hundreds of users. According to IBM, it has shipped over 750,000 AS/400 systems worldwide since the AS/400's introduction.

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

Despite the platform's multiple advantages, IBM Midrange and Mainframe users and developers have historically been constrained by the non-graphical and proprietary nature of IBM's operating systems. Software applications written for the System/36 and AS/400 platforms would not run on other computing platforms, including those using open operating systems such as Windows NT/2000TM or Unix. This factor has become increasingly important in recent years as the cost of PCs decreased and PC networks became far more powerful and widespread. Today, the limitations of Midrange systems can make them appear old-fashioned to many information management professionals, and many companies are looking for ways to migrate their Midrange systems to alternative systems such as Windows NT/2000TM and Unix. However, many of these companies have made significant investments in their software applications, and are looking for ways to extend the life of their software without having to convert or rewrite their software to a new operating system. As a result, companies wanting to migrate their System/36 and AS/400-based applications to a PC or Unix network environment must choose one of the following approaches:

     o Re-engineering - Re-engineering requires rewriting existing applications software to enable it to operate on a new computing platform. Since this entails completely rewriting applications software to meet customer requirements, it often results in increased cost, risk of failure, disruption and delay.

     o Packaged Solutions - Migrating to a new computing platform can sometimes be accomplished by installing an applications software package that has been independently developed to run on open or portable platforms. While a substantial number of packaged software applications are available, businesses implementing this approach will often have to abandon their investment in existing databases and software and may incur substantial retraining costs.

     o Rehosting - Rehosting involves migration of applications software to a new computing platform with minimal change to the source code. Rehosting is achieved by rebuilding applications software to run efficiently on the new computing platform. This solution often enables businesses to enjoy the continued use of their existing programs and databases, reduces retraining costs and takes full advantage of a new computing platform.

                                       2
* A trademark of International Business Machines Corporation

     o Refacing - Refacing involves replacing the "green-screen" interface with a graphical user interface ("GUI"). The source code must still be run on the original computing platform or in a replicated environment. This is frequently the next step after rehosting an application to provide appearance and operation virtually identical to other WindowsTM applications running in the environment.

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

The Company's expertise is in rehosting and refacing - the two approaches that require minimal retraining costs and offer continued use of existing programs and databases. The Company's products replicate the IBM Midrange operating environments under WindowsTM whereby an applications developer can take older IBM Midrange programs that meet current business requirements and run them on a Windows NT/2000TM network. Moreover, the developer can utilize another of the Company's products to add a GUI that does for Midrange applications what Windows 3.xTM and Windows 95/98TM did for DOS applications. The Company also provided a Year-2000 compliant platform for System/3x programs, which in turn extended the life of the Midrange applications at a relatively low cost to the developer.

ISVs that have developed successful AS/400 applications software are faced with the challenge of migrating their products to new platforms while maintaining their existing customer base for applications software running on the AS/400 platform. The Company's products may be used by these ISVs because BABY development tools do not modify the RPG source code. Moreover, screens developed with BABY/GUI can be used for both the AS/400 and Windows NT/2000TM offerings. As a result, one set of code and screens can be maintained for a developer's Midrange and PC platforms.

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

COMPETITION

Competition in the rehosting end of the Company's business, including its BABY/iSeries and BABY/36 products, is not extensive, as the Company believes that, with the exception of Unibol, there are no other significant rehosting products available in the marketplace. The Company's graphical and internet products, including its BABY/GUI and baby.com products, compete primarily with established market leaders Seagull Software and Jacada Ltd. Competition in the mortgage loan industry is intense, with a mix of both large and small companies competing for customers.

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

The Company currently offers the following applications:

     o BABY/iSeries - BABY/iSeries is a PC-based application that allows developers to migrate IBM AS/400 and iSeries 400 applications and data files to the Windows NT/2000TM environment. The existing source code residing on an AS/400 or iSeries 400 is downloaded to a PC, recompiled, and executed without the need for redevelopment. BABY/iSeries also allows new programs to be developed, compiled, and debugged on a PC platform and allows subsequent program execution on either a PC or AS/400 and iSeries 400 computers.

     o BABY/36 - BABY/36 is a PC-based RPG II development, execution and operating environment that allows the migration of IBM System/36 applications to the Windows NT/2000TM environment. Similar in operation to BABY/iSeries, existing source code residing on a System/36 is downloaded to a PC, recompiled, and executed without the need for redevelopment.

     o BABY/GUI - BABY/GUI is a PC-based program that allows a software developer to transform System/36, AS/400 and iSeries 400 text-based applications into icon-driven WindowsTM screens with point-and-click functionality. Residing on a Windows NT/2000TM server, BABY/GUI intercepts the instructions that the application sends to the screen and reinterprets it into a graphical presentation. This requires no redevelopment of the application's source code.

     o baby.com - baby.com allows developers to Internet-enable AS/400-based and rehosted software applications. Baby.com renders screens that have been reinterpreted by BABY/GUI into a web deployable DHTML format for presentation to a remote Internet client. The developer can elect to use a sophisticated scripting capability to integrate legacy applications with PC-based programs.

     o MLPS - MLPS is an IBM AS/400-based software product for companies that do loan processing. The program can be adapted to various lending markets including retail and wholesale mortgages, automobile and consumer loans.

Services and Support

The Company currently supports its products with a team of technical experts and implementation consultants that can assist clients in migrating their applications to the PC environment. The Company also offers services such as:

o Pre-Migration Analysis - Analysis and preparation of a customer's software and hardware environment for migration to the Company's products.

o Client-Server Consulting - Assistance in planning for and converting legacy application environments to client/server environments.

o Migration Services - Migration of RPG applications to the Company's PC-based operating environment.

o Implementation Service - On-site installation of migrated applications, technical training and configuration of the PC environment for program execution.

o Installation and Setup Services - Assistance in planning the installation of hardware and MLPS software at a customer site.

o Business Consulting Services - Consulting services designed to maximize loan processing efficiencies in utilizing MLPS to automate processing and collections.

DISTRIBUTION, MARKETING AND CUSTOMER RELATIONS

The Company sells its BABY and Unibol products and services throughout the world directly to end-users and through a network of business partners, who bundle their own applications with the BABY and Unibol products into a single multi-host offering for Windows and Unix. The Company also markets its products overseas through an international distributor network of IBM Business Partners and software houses. MLPS is sold directly to end-user banks and financial institutions throughout the United States. No single customer accounts for a material portion of the Company's revenues.

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

PROPRIETARY RIGHTS

The Company has registered United States trademarks for its product families. In addition to its existing rights under law, management is currently planning to register additional copyrights and/or trademarks to fully protect its software. In addition, the Company is protecting new proprietary technological advancements as trade secrets until appropriate measures can be taken for further protection.

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

The Company introduced two new BABY products in 2001. A new version of BABY/iSeries incorporating new functionality such as the usage of WindowsTM , Oracle support for added scalability, Active X support for faster multidatabase connectivity, complete web-to-host support via DHTML and the ability to deploy under Unix and Linux. BABY/GUI and baby.com are now bundled with BABY/iSeries. In the third quarter of 2001, a Mainframe version of BABY/GUI and baby.com was released making web-to-host products and a complete GUI available for the 3270 mainframe environment.

During the years ended December 31, 2001 and 2000, the Company incurred research and development expenses of $1,400,306 and 577,729, respectively, with respect to its current and future products. The cost of such activities were not borne by the Company's customers.

EMPLOYEES

As of December 31, 2001, the Company had thirty-eight (38) full-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

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

Financial Condition and Going Concern Qualification. In early 2001, the Company implemented a new operating plan designed to accelerate the Company's ability to achieve positive operating cash flow. As part of the new operating plan, the Company reduced the size of its workforce and made further expense reductions in the areas of technical support, product development and general and administrative expenses. To successfully execute this plan, the Company must adhere to its expense reductions and work to achieve the revenue targets incorporated as underlying assumptions to its operating plan. If the Company is unable to manage its operating expenses and increase revenues, the Company may be unable to achieve and maintain positive operating cash flow. The Company's ability to achieve its annual and quarterly revenue goals could also be negatively impacted by the softening consumer demand for technology products, as well as the weakening general economic conditions and decreasing consumer confidence.

The Company's operating plan reflects management's expectations as of the date of this annual report, and is based on currently available information as well as significant assumptions made by management regarding various revenue and operating expense items. The Company cannot guarantee that the assumptions that it relied upon in developing its operating plan will be accurate, or that future events or results will conform to the Company's expectations or assumptions. The Company's independent accountants have issued a "going concern" qualification to their audit opinion for the year ended December 31, 2001 that calls into question the Company's ability to continue operations through December 31, 2002. Furthermore, due to potential concerns regarding the Company's going concern qualification, financial condition and its perceived ability to fulfill its financial and other obligations, the Company's customers, vendors, and other corporate partners may decide not to conduct business with it, or may conduct business with the Company on terms that are less favorable than those customarily extended by them. As a result, if the Company's assumptions are inaccurate, or its expectations prove to be erroneous in light of future events, or if it is unable to maintain the support of its customers, vendors, and other key corporate relationships regardless of the success of its operating plan, it may need to raise additional working capital before it achieves positive operating cash flow. In order to obtain this capital, the Company may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund its operations in the event it requires additional working capital to operate its business. If the Company decides to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be significantly diluted. Also, any new securities could have rights, preferences and privileges senior to that of the Company's Common Stock.

The Company has not achieved profitability since its inception, and it incurred net operating losses of $5,490,733 and $6,482,649 for the years ended December 31, 2001 and 2000, respectively, and may continue to incur losses for the foreseeable future. Although the Company recently initiated a restructuring of its business designed, in part, to significantly reduce costs in a number of areas, the Company has not yet obtained profitability. The Company's ability to become profitable and continue its operations depends on its ability to generate and sustain higher revenue levels, and maintain reasonable operating expense levels consistent with the assumptions underlying the Company's new operating plan. If the Company is unable to increase its revenues or manage and reduce its operating expenses and costs compared to the year ended December 31, 2001, it may be unable to achieve positive operating cash flow. If the Company does not achieve positive operating cash flow in a timely manner that is consistent with its operating plan, the Company could fail.

Exposure to Damages as a Result of Litigation. Over the past few years, the Company has been subject to various legal proceedings, many of which have been resolved and dismissed. See a more detailed discussion of legal proceedings in
Item 3.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operations or financial position.

Dependence on Principal Products. For the year ended December 31, 2001, the Company's core of BABY and MLPS products accounted for substantially all of the Company's net sales. The Company is wholly dependent on these products. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Acquisition Strategy. The Company has addressed and may continue to address the need to develop new products in part through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving and maintaining the anticipated benefits of an acquisition will depend in part upon whether the integration of a target company's business is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries.

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

Possible Necessity for Additional Capital. The Company may require additional capital to fund its capital expenditures, product development and working capital requirements through 2002. In addition, any significant change in the Company's product development plans or marketing and distribution methods might require additional capital. The sale of equity interests would significantly dilute the ownership of current shareholders. Enforcement of the Company's

Intellectual Property Rights. The Company relies on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual procedures to protect its intellectual property rights. Despite the Company's efforts to protect its intellectual property rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use technology or other information that the Company regards as proprietary. There can also be no assurances that the Company's intellectual property rights would survive a legal challenge to their validity or provide significant protection for the Company. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Possibility of Infringement Claims. The Company may, in the future, receive notices from third parties claiming infringement by the Company's products of third party patent and other intellectual property rights. The Company expects that software products will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grow and the functionality of products overlap. Regardless of its merit, responding to any such claim could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements which may not be offered or available on terms acceptable to the Company. If a successful claim is made against the Company and the Company fails to develop or license a substitute technology, the Company's business, results of operations and financial condition could be materially adversely affected.

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


ITEM 2.  PROPERTIES.

As of December 31, 2001, the Company's corporate headquarters were located in approximately 10,668 square feet of office space leased from McCabe Way Irvine, LLC, located at 2485 McCabe Way, Irvine, CA 92614. The lease is for a five year term, with one five-year option, with monthly lease payments ranging from $23,047 to $24,776. In addition, in June of 2001, the Company entered into a non-cancelable operating lease for its operations in Belfast, and in August of 2001, the Company entered into a non-cancelable operating lease agreement for its operations in Richmond, VA. Both leases are for initial terms of five years. The lease payments for the Belfast property are paid quarterly and are approximately $5,300 per quarter. The monthly lease payments for the Richmond facility range from $9,425 to $10,605 over the lease term. The Company also leases offices in Paris and Belgium on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS.

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The consolidated suit has been settled. The stipulation of settlement provides for a release fo all claims in exchange for (1) the issuance of 2,000,000 shares of California Software common stock to the Open Market Purchasers; (2) the issuance of 650,000 shares to the subscribers; (3) the issuance of 1.8 million warrants to the Open Market Purchasers; (4) the issuance of 650,000 warrants to the subscribers; and (5) payment of the costs of administration, not to exceed $12,000. The court approved the settlement on, March 11, 2002, and the case will be dismissed upon full performance by the parties of their respective obligations under the terms of the settlement.

On December 4, 2000, an action was commenced in the United States District Court for the District of Nevada against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees, by three shareholders of the Company who acquired their stock through a private placement of its common stock conducted by the Company. In December 2001, the federal district court for the District of Nevada dismissed the action after plaintiff's counsel withdrew and after plaintiffs failed, after notice from the court, to engage new counsel.

Following the Company's August 7, 2000 announcement of its intent to restate its financials for the Restatement Period some of the subscribers began to assert, either directly or through counsel, that financial information contained in the Private Placement Memorandum was inaccurate. The Company engaged in communications with, and ultimately entered into a settlement agreement with some of the subscribers or their representatives. The collective settlement agreements provide for payment by the Company of $821,211.68 in cash, $530,517.28 in non-interest bearing promissory notes, and 1,453,472 warrants for the stock of the Company. The promissory notes call for a balloon payment within thirty-six (36) months of the date of the notes. The settlement agreements also provide for the transfer of 930,667 shares of stock to the settling PPM subscribers from certain individuals and/or entities. On or about March 30, 2001, the Company delivered initial cash payments totaling $792,961.68, the promissory notes, the stock warrants, and the shares of stock to the settling Subscribers. Subscribers who participated in this settlement were precluded from participating in the Class Action Litigation settlement.

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

Subsequent to December 31, 2001, the parties agreed to binding mediation, which resulted in a settlement that includes release of all claims between parties. Pursuant to the terms of the mediated settlement, no monetary consideration was exchanged. The settlement recognizes the Company as the sole owners of the intellectual property that was the subject of the litigation, and pursuant to the settlement, Unicomp, Inc. was granted nonexclusive rights to sublicense the intellectual property in the Western Hemisphere.

In January of 2001 a suit was filed against the Company in the United States District Court for the Western District of Pennsylvania by a former vendor of ALE. The suit alleged violations of the Copyright Act and claims for breach of contract. In November of 2001, the case was settled and dismissed. Under the terms of the settlement, the settlement amount of $360,000 is being paid over a period of fifty-two months.

On or about April 12, 2001, a lawsuit was filed against the Company and its officers and directors in the Circuit Court of the City of Richmond, Virginia. The lawsuit, filed by the Chief Executive Officer of Software Connections (the former parent company of ALE Systems ("ALE"), which was acquired by the Company in October, 2000) and his wife, the sole shareholder of Software Connections, alleges breach of contract, fraud, and tortuous interference against the Company and its officers and directors in connection with actions taken by the Company subsequent to its acquisition of ALE. The Company responded by filing a fraud action against Software Connection's previous sole shareholder, Gayle Goodrich and her husband, the former President of Software Connections C. Wesley Lucas in Superior Court in Orange County, California. Both suits were settled pursuant to the settlement agreement in October of 2001. Under the terms of the settlement, the initial purchase price was adjusted downward by $966,555 and is evidenced by a non-interest bearing note in the amount of $535,000 payable over 36 months. In addition, the Company granted 400,000 options with an exercise price of $0.18 and no expiration date.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In October 2001, the Company completed a definitive information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, which by vote of the holders of the majority of the outstanding shares of Common Stock approved the election of two members of the Board of Directors and ratification of Stark, Winter, Schenkein & Co., LLP as the Company's independent accountants for the year ended December 31, 2001.

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

The table below reflects the high and low closing prices of the Common Stock, as reported by the OTCBB, from January 1, 2000 through December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



2001                                         HIGH                  LOW
                                             ----                  ---

First Quarter                               $0.938                $0.25
Second Quarter                              $0.45                 $0.20
Third Quarter                               $0.33                 $0.17
Fourth Quarter                              $0.31                 $0.15

2000

First Quarter                               $14.38                $0.67
Second Quarter                              $12.00                $4.44
Third Quarter                               $4.50                 $0.56
Fourth Quarter                              $1.44                 $0.25

HOLDERS

As of December 31, 2001, there were 211 stockholders of record of the Company's Common Stock.

DIVIDEND POLICY

The Company has not paid cash dividends on its Common Stock and does not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

During the twelve months ended December 31, 2001, the company issued an aggregate of 1,092,054 restricted shares to two of its officers (Bruce Acacio and Carol Conway Dewees) in lieu of cash compensation due the officers during the year ended December 31, 2001. In February of 2001, the Company issued 8,000 shares to a non-employee for consulting services performed for the Company. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the period January 19, 2001 through February 15, 2001, the company repurchased 20,000 shares of its common stock from the open market. The shares were purchased at prices ranging from $.625 - .75 per share. These shares are recorded as treasury stock on the accompanying Consolidated Balance Sheet.

AUTHORIZED SHARES

The Company intends to file an information statement under section 14(c) to increase the number of authorized shares from 20,000,000 to 40,000,000. It is intended that the information statement will be completed and filed within thirty days from the date of this report.

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

PLAN OF OPERATION

Over the next twelve months, the Company plans on continuing its research and development activities to develop enhancements to existing products as well as working to develop new products. In connection with these activities, the Company plans on launching the following new products during 2002:

     o The Company plans to release a new version of its BABY/GUI software that will feature enhancements to add new functionality and reduce implementation time.

     o The Company plans to release a new version of baby.com that incorporates Microsoft.net technology. The product will be called baby.net and will create a very scalable environment that will allow tens of thousands of concurrent users web-to-host access for iseries and mainframes. This new product will also create a IDE (Integrated Development Environment) for legacy systems using Microsoft Visual Studio.

     o The Company plans to introduce its first release of DLCS for Windows, which will broaden the market for our loan collection system to include Microsoft-based networks.

     o The Company plans to introduce a new version of both Unibol 36 and Unibol 400 which integrates our latest GUI and .net technology.


RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, MLPS, CLPS, ALPS and DLCS software products. Software sales for the year ended December 31, 2001 and 2000 were $2,117,078 and $1,026,195, respectively, a
106.3% increase. The increase in software sales during the year ended December 31, 2001 was primarily due to the inclusion of revenues derived from California Software Applications ("CSA" or "ALE") and California Software Belgium ("CSB" or "Unibol"), which are subsidiaries of the Company.

Hardware Sales. Hardware sales consist of sales of computer equipment made by the Company's CSA subsidiary in connection with sales of its MLPS software. Hardware sales for the years ended December 31, 2001 and 2000 were $466,146 and $199,228, respectively, a 133.9% increase. The increase in hardware sales for the year ended December 31, 2001 is a result of having a full year of operating results for CSA.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support of its products, business partner agreements which entitle the Company's customers to unlimited annual technical support, as well as discounts on software purchases, and shipping revenue billed to customers. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the years ended December 31, 2001 and 2000 was $3,156,279 and $547,057, respectively, a 476.9% increase primarily due to the Company's acquisitions of ALE and Unibol and accompanying maintenance revenue stream.

Cost of Sales. Cost of sales is primarily comprised of the cost of hardware sales of IBM computer equipment made by the Company's ALE subsidiary in connection with sales of its MLPS software, as well as other miscellaneous revenue-related costs. Cost of sales for the years ended December 31, 2001 and 2000 were $465,865 and $227,825, respectively. The increase in the cost of sales for the year ended December 31, 2001 is primarily attributable to the increase in hardware sales as discussed above.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the years ended December 31, 2001 and 2000, the Company incurred research and development costs of $1,400,306 and $577,729, respectively, a 142.4% increase that was primarily the result of the Company's acquisitions of ALE and Unibol as well as from the Company's investment in its baby.com product. As a percentage of revenue, research and development costs for the years ended December 31, 2001 and 2000 were 24.4% and 32.6%, respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will continue to increase in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, and bad debt expenses. For the years ended December 31, 2001 and 2000, selling, general and administrative expenses were $4,772,369 and $7,197,109, respectively, a 33.7% decrease. As a percentage of revenue, selling general and administrative expenses for the years ended December 31, 2001 and 2000 were 83.1% and 406.1%, respectively. The decrease in selling, general and administrative expenses was primarily a result of the Company's new operating plan implemented in early 2001. The Company has taken steps to reduce its general and administrative costs, including reduction in the number of employees, and a reduction in professional fees related to legal, advertising, and marketing services.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the years ended December 31, 2001 and 2000 was $1,201,771 and $252,466, respectively, a 376.0% increase. As a percentage of revenue, depreciation and amortization for the years ended December 31, 2001 and 2000 was 20.9% and 14.2%, respectively. The increase in depreciation and amortization during 2001 was primarily the result of goodwill amortization arising from the Company's acquisitions of ALE in October 2000 and Unibol in January 2001. The Company anticipates that depreciation and amortization will reduce in the future periods as the Company has recorded a permanent impairment charge related to the Company's goodwill associated with the acquisitions of ALE and Unibol, and thus amortization with respect to such acquisitions will not be recorded in future periods.

Permanent Impairment Charge - Goodwill. During the year ended December 31, 2001, the Company recorded a permanent impairment charge of $3,389,925 related to the unamortized balance of goodwill remaining from the Company's acquisitions of ALE and Unibol.

Other Income/Expense, Net. Other income/expense consists primarily of interest expense related to the Company's long term liabilities, offset by interest income received from investments of the Company's excess cash balances. Net other expense for the year ended December 31, 2001 was ($8,738) while net other income for the year ended December 31, 2000 was $190,288, a 104.6% decrease. The decrease is attributable to the Company having much lower excess cash balances available for investment in 2001 compared to those available in 2000.

Income Taxes. The Company did not record any tax benefits arising from losses from operations for the years ended December 31, 2001 and 2000.

Extraordinary Charge. For the year ended December 31, 2001, the Company reversed the valuation reserve it established related to its acquisition of Unibol. The valuation reserve was recorded at the end of 2000 as the Company was involved in litigation related to its acquisition of Unibol and was unable to ascertain the details of Unibol's operations. When the Company assumed operational and voting control of Unibol on January 29, 2001, it was deemed appropriate to reverse the valuation reserve.

Net Income / Loss. For the year ended December 31, 2001, the Company recorded a net loss of $4,268,983 or $0.33 per common share as compared to a net loss of $7,292,361 or $0.65 per common share for the year ended December 31, 2000 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $4,268,983 and $7,292,361 for the years ended December 31, 2001 and 2000 respectively. The Company also has a working capital deficiency of $1,730,442 at December 31, 2001. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock. On or about October 28, 1998, the Company completed an offering that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued 5,400,000 shares of its Common Stock to its founders for an aggregate amount of $7,175, consisting of $2,800 cash and the forgiveness of a loan owed to the stockholders for corporate consulting and incorporation costs that were paid for by the stockholders in the amount of $4,375. On or about December 7, 1998, the Company completed an offering that was exempt from registration pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended. The Company sold 1,141,800 shares of Common Stock at a price of $0.025 per share, for proceeds of $25,545, net of offering costs of $3,000. Finally, during the second quarter of 2000, the Company completed a private placement of 2,654,971 shares of its Common Stock. The offering price per share was $4.00 and the Company received an aggregate of $8,779,898 in proceeds from the offering. The Company paid commissions and expenses in the aggregate amount of $547,259 in connection with the offering. The offering was made by the Company in reliance on the provisions of Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and the shares were offered solely to accredited investors as that term is defined in Rule 501 of such regulation.

The Company's financial statements are presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations. Management plans to increase revenues by expanding its customer base, enhancing existing products, and developing new and upgraded products.

Net cash used in operating activities for the years ended December 31, 2001 and 2000 was $1,418,280 and $4,568,481, respectively. The negative cash flows generated from operations for the years ended December 31, 2001 and 2000 were primarily the result of operating losses incurred by the Company.

Net cash used in investing activities for the year ended December 31, 2001 was $71,794, while net cash used in investing activities for the year ended December 31, 2000 was $1,824,557. The cash flows used in investing activities for the year ended December 31, 2001 primarily related to the Company's acquisition of property and equipment. The cash flows used in investing activities for the year ended December 31, 2000 was a direct result of the Company's acquisitions of ALE Systems in October 2000, as well as the Company's $1,000,000 investment in Unibol, Ltd.

Net cash used in financing activities for the year ended December 31, 2001 was $607,796, while the net cash provided by financing activities for the year ended December 31, 2000 was $8,424,835. The cash used in financing activities in 2001 was comprised of proceeds received from long-term borrowings, net of repayments on those borrowings and net of proceeds paid to shareholders per a settlement agreement. The cash provided by financing activities in 2000 was directly related to the Company's completion of a private placement in June of 2000.

At December 31, 2001, cash and cash equivalents totaled $309,462, down $2,125,117 from $2,434,579 at December 31, 2000. In addition, at December 31, 2001, the Company had a working capital deficiency of $1,730,442 and an accumulated deficit of $11,998,407. The Company has commitments related to its long-term debt totaling $2,024,641 over the next five years. Please see the Notes to the consolidated financial statements for further discussion regarding the Company's maturities of long-term debt. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations. Management plans to increase revenues by expanding its customer base, enhancing existing products, and developing new and upgraded products.

Item 7. Financial Statements.



                                TABLE OF CONTENTS

                                                                        PAGE

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED BALANCE SHEET                                              F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)                       F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
California Software Corporation


We have audited the accompanying consolidated balance sheet of California Software Corporation as of December 31, 2001, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Software Corporation and subsidiaries as of December 31, 2001, and the results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Winter Schenkein & Co., LLP


Denver, Colorado
April 1, 2002

                         California Software Corporation
                           Consolidated Balance Sheet
                                December 31, 2001

ASSETS

Current assets:
     Cash and cash equivalents ................................    $    309,462
     Accounts receivable, net of allowance
     for doubtful accounts of $245,207 ........................         616,764
     Prepaids and other current assets ........................          56,303
                                                                   ------------
         Total current assets .................................         982,529

Property and equipment, net ...................................         254,259
Other assets ..................................................          25,215
                                                                   ------------

TOTAL ASSETS ..................................................    $  1,262,003
                                                                   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
     Accounts payable and accrued expenses ....................    $  1,003,794
     Accrued payroll and related expenses .....................         206,280
     Accrued payroll taxes and pension liabilities ............         487,558
     Current portion, long-term debt due to third parties .....         503,010
     Current portion, long-term debt due related party ........          47,005
     Deferred revenue .........................................         465,324
                                                                   ------------

         Total current liabilities ............................       2,712,971

Long-term liabilities, including amounts
 due related party of $81,012,net of
unamortized discount on notes payable of $276,752 .............       1,203,251
                                                                   ------------

         Total liabilities ....................................       3,916,222

Stockholders' (Deficit)
Preferred stock, $0.001 par value;
     5,000,000 shares authorized;
      no shares issued and outstanding ........................            --
Common stock, $0.001 par value;
     20,000,000 shares authorized;
     13,679,825 shares issued and outstanding .................          13,680
Treasury stock, 20,000 shares .................................         (14,595)
Cummulative effect of foreign currency translation ............         (27,067)
Additional paid-in capital ....................................       9,372,170
Accumulated (deficit) .........................................     (11,998,407)

                                                                   ------------

Total stockholders' (deficit) .................................      (2,654,219)

                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) .................    $  1,262,003
                                                                   ============


      See the accompanying notes to the consolidated financial statements.


                                            California Software Corporation
                                         Consolidated Statements of Operations
                                    For the Years Ended December 31, 2001 and 2000

                                                                                     2001                    2000
                                                                                 ------------            ------------

Revenues:
     Software sales .....................................................        $  2,117,078            $  1,026,195
     Hardware sales .....................................................             466,146                 199,228
     Maintenance and other revenue ......................................           3,156,279                 547,057
                                                                                 ------------            ------------
         Total revenues .................................................           5,739,503               1,772,480
                                                                                 ------------            ------------


Costs and expenses:
     Cost of sales ......................................................             465,865                 227,825
     Research and development ...........................................           1,400,306                 577,729
     Selling, general, and administrative ...............................           4,772,369               7,197,109
     Depreciation and amortization ......................................           1,201,771                 252,466
        Permanent impairment charge - goodwil ...........................           3,389,925                    --
                                                                                 ------------            ------------
         Total costs and expenses .......................................          11,230,236               8,255,129
                                                                                 ------------            ------------

Loss from operations ....................................................          (5,490,733)             (6,482,649)

Other income (expense), net .............................................              (8,738)                190,288
                                                                                 ------------            ------------

Loss before provision for income taxes ..................................          (5,499,471)             (6,292,361)

Provision for income taxes (benefit) ....................................            (418,365)                   --
                                                                                 ------------            ------------

Loss before extraordinary item ..........................................          (5,081,106)             (6,292,361)

Extraordinary item, net of tax benefit of $418,365 ......................             812,123              (1,000,000)
                                                                                 ------------            ------------

Net loss ................................................................        $ (4,268,983)           $ (7,292,361)
                                                                                 ============            ============

Loss per common share, basic and fully diluted:

     Loss before extraordinary item .....................................        $      (0.40)           $      (0.56)
     Extraordinary item .................................................                0.07                    0.09
                                                                                 ------------            ------------
     Net loss ...........................................................        $      (0.33)           $      (0.65)
                                                                                 ============            ============

Weighted-average shares outstanding - basic and fully diluted ...........          12,832,205              11,180,857
                                                                                 ============            ============






                       See the accompanying notes to the consolidated financial statements.





                                                  California Software Corporation
                                         Statement of Stockholders' Equity (Deficit)
                                       For the Years Ended December 31, 2001 and 2000

                                                                                                            Accumulated    Total
                                                                                                              Other        Stock-
                                                                    Additional    Common                  Comprehensive    holders'
                                                     Treasury        Paid-In      Stock        Accumulated   Income        Equity
                                 Common Stock         Stock          Capital    Subscribed       Deficit     (Loss)       (Deficit)
                           ----------------------  -----------   ------------   ----------     -----------   ------       --------

Balance at
January 1, 2000 ......     6,541,800    $   6,542    $   --      $     26,178    $ 700,840   $   (437,063)   $   --    $    296,498

Conversion of common
stock subscription ...     2,000,000        2,000        --           698,840     (700,840)          --          --            --

Issuances of common
stock ................     4,037,971        4,038        --         9,675,500         --             --          --       9,679,538

Reserve for settlement          --           --          --        (1,351,729)        --             --          --      (1,351,729)

Net loss .............          --           --          --              --           --       (7,292,361)       --      (7,292,361)
                        ------------    ---------   ---------    ------------    ---------   ------------    --------  ------------
Balance at
December 31,2000 .....  $ 12,579,771    $  12,580    $   --      $  9,048,789    $    --     $ (7,729,424)       --    $  1,331,946


Issuances of common
stock to officers, in
lieu of cash
compensation .........     1,092,054        1,092        --           185,240         --             --          --         186,332

Issuance of common
stock to non-employees
for services rendered          8,000            8        --             1,992         --             --          --           2,000

Adjustments to .......          --           --          --              --           --             --          --            --
long-term notes ......          --           --          --              --           --             --          --            --
payable to
shareholders .........          --           --          --           136,149         --             --          --         136,149

Currency Translation
Adjustments ..........          --           --          --              --           --             --       (27,067)      (27,067)

Purchase of
Treasury Stock .......       (20,000)        --       (14,595)           --           --             --          --         (14,595)
Net loss .............          --           --          --              --           --       (4,268,983)       --      (4,268,983)
                        ------------    ---------   ---------    ------------    ---------   ------------    --------  ------------
Balance at
December 31, 2001 ....    13,659,825    $  13,680   $ (14,595)   $  9,372,170    $    --     $(11,998,407)   $(27,067) $ (2,654,219)
                        ============    =========   =========    ============    =========   ============    ========  ============











                            See the accompanying notes to the consolidated financial statements.




                                        California Software Corporation
                                     Consolidated Statements of Cash Flows
                                 For the Years Ended December 31, 2001 and 2000

                                                                                           2001                   2000
                                                                                       -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .......................................................................       $(4,268,983)           $(7,292,361)
Adjustments to reconcile net loss to net cash
     (used in) operating activities:
Depreciation ...................................................................           198,478                 55,511
Amortization of goodwill .......................................................         1,003,294                196,955
Allowance for doubtful accounts ................................................           120,207                302,864
Gain on settlement of debt .....................................................          (230,487)                  --
Foreign currency transaction gain ..............................................            (1,757)                  --
Issuance of common stock for services ..........................................           188,332              1,182,881
Loss on disposal of assets .....................................................              --                    5,542
Permanent impairment charges - goodwill ........................................         3,389,925                   --
Provision for loss on investment ...............................................        (1,000,000)             1,000,000

Changes in operating assets and liabilities:
     Accounts receivable .......................................................           635,528                497,476
     Prepaids and other current assets .........................................           490,748               (485,375)
     Accounts payable and accrued expenses .....................................        (2,466,221)               (65,359)
     Accrued payroll and related expenses.......................................           418,788                 19,125
     Deferred revenue ..........................................................            43,868                 14,260
                                                                                       -----------            -----------
Net cash (used in) operating activities ........................................        (1,478,280)            (4,568,481)
                                                                                       -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of ALE, net of cash acquired ..........................................              --                 (713,903)
Investment in Unibol ...........................................................              --               (1,000,000)
Acquisition of property and equipment ..........................................           (45,005)              (105,115)
Other assets ...................................................................           (26,969)                (5,539)
                                                                                       -----------            -----------
Net cash (used in) investing activities ........................................           (71,974)            (1,824,557)
                                                                                       -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings..............................................           450,000                   --
Proceeds from note payable to officer ..........................................            60,000                   --
Repayments of long-term borrowings .............................................          (240,936)                  --
Proceeds paid to settle shareholder suit .......................................          (792,962)                  --
Purchase of treasury stock .....................................................           (14,595)                  --
Issuances of common stock ......................................................              --                8,432,639
Repayments under capital leases ................................................            (9,303)                (7,804)
                                                                                       -----------            -----------
Net cash (used in) provided by financing activities ............................          (547,796)             8,424,835
                                                                                       -----------            -----------

Effect of exchange rate changes on cash and cash equivalents ...................           (27,067)                  --
Net (decrease) increase in cash and cash equivalents ...........................        (2,125,117)             2,031,797
Cash and cash equivalents, beginning of year ...................................         2,434,579                402,782
                                                                                       -----------            -----------
Cash and cash equivalents, end of year .........................................       $   309,462            $ 2,434,579
                                                                                       ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .....................................................................       $    31,403            $    31,922
                                                                                       ===========            ===========
  Income taxes .................................................................       $      --              $      --
                                                                                       ===========            ===========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
                                                                                       ===========            ===========
 Conversion of common stock subscription into common stock .....................       $      --              $   700,840
                                                                                       ===========            ===========
 Issuance of common stock in exchange for note receivable ......................       $      --              $    74,032
                                                                                       ===========            ===========
 Equipment acquired under capital leases .......................................       $      --              $    33,431
                                                                                       ===========            ===========
 Note payable issued in adjustment of original consideration given
    related to the acquisition of ALE ..........................................       $   535,000                   --
                                                                                       ===========            ===========
 Note issued to officer for consideration
    given in settlement of Company liability ...................................       $    51,012                   --
                                                                                       ===========            ===========
 Notes payable for PPM settlement ..............................................       $      --              $ 1,351,729
                                                                                       ===========            ===========

                       See the accompanying notes to the consolidated financial statements.

                                                      F-5

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

California Software Corporation (the "Company") was incorporated in the State of Nevada on October 28, 1998. The Company markets a family of software products under the brand name BABY, Unibol and MLPS that provide (a) software solutions that allow business customers to migrate International Business Machines ("IBM") Midrange applications to the Windows, Unix and Linux environments and to execute such applications without a complete rewrite of the application's source code;
(b) GUI software that allows a developer of an AS/400 or Mainframe text-based application to present screens with WindowsTM point-and-click functionality (c) software that internet-enables AS/400 and Mainframe applications and (d) loan processing software for mortgage and consumer lending.

Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries California Software Applications and California Software Belgium. California Software Belgium is a foreign subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews those estimates, including those related to allowances for doubtful accounts, loss contingencies for litigation, income taxes, and projection of future cash flows used to assess the recoverability of long-lived assets.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable,accrued expenses and long-term debt.. Fair values were assumed to approximate carrying values for these financial instruments because they are short-term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. The fair-value of long-term debt is based on the current rates at which the Company could borrow funds with similar remaining maturities.

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

At December 31, 2001, the Company had cash balances on deposit that exceeded the balance insured by the FDIC by approximately $155,431 at a single financial institution.

Foreign currency translation

Local currency is the functional currency for the Company's foreign subsidiary. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as a separate component of stockholders' equity.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Inventory

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method based on estimated useful lives ranging from three to five years. Amortization of assets under capital lease are included in depreciation and amortization expense.

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

Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" which superseded SOP No. 91-1, "Software Revenue Recognigion". SOP No. 97-2 was effective for fiscal years after December 15, 1997, as amended by SOP No. 98-1, "Accounting for the Costs to Develop or Obtain Software" and SOP No. 98-9,"Software Revenue Recognition With Respect to Certain Transactions", and provides guidance on applying accounting principles generally accepted in the United States of America for software revenue recognition transactions. The Company has adopted the provisions of SOP No. 97-2 for the fiscal year ended December 31, 1998. The Company recognizes revenue from sales of its products upon shipment, provided fees are fixed and determinable and collection is probable.

Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. The currency translation adjustment represents the only item of other comprehensive income included in the accompanying consolidated financial statements.

Research and Development Costs

The Company has adopted the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


Accounting for Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

The Company has issued its common stock as compensation to non-employees. The Company measures the amount of stock-based compensation as of the earlier of (1) the date at which an agreement is reached with the non-employee as to the number of shares to be issued for performance, or (2) the date at which the non-employees performance is complete.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses were approximately $148,511 and $458,918 in 2001 and 2000, respectively.

Net Income (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be antidilutive.

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). In accordance with SFAS No. 131, certain information is disclosed based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Business Combinations

Business combinations have been accounted for under the purchase method of accounting and include the results of operations of the acquired business from the effective date of acquisition. The cost to acquire companies, including transaction costs, have been allocated to the underlying net assets of the acquired company in proportion to their respective fair values. Any excess of the purchase price over estimated fair values of the net assets acquired has been recorded as goodwill.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


The Company periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets or goodwill will not be recovered from the undiscounted future cash flows, the carrying value of such intangible assets or goodwill would be considered impaired. An impairment charge for goodwill is measured as any deficiency in the amount of estimated undiscounted future cash flows, determined on an enterprise-wide basis, in relation to the net shareholders' equity of the Company. Asset impairments and goodwill amortization have been broken out separately on the Consolidated Statement of Operations.

Recent Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Tangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that all purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and to adopt SFAS 142 effective with the fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material impact on the earnings and financial position of the Company.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement during the fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the earnings and financial position of the Company.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101") which provides guidance on recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 does not impact the Company's revenue recognition policies.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has incurred a net loss of $4,268,983 for the year ended December 31, 2001 and has incurred net losses since its inception in 1998. The Company also has a working capital deficiency of $1,730,442 at December 31, 2001and an accumulated deficit of $11,998,407.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations. Management plans to increase revenues by expanding its customer base, enhancing existing products, and developing new and upgraded products.

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

On October 20, 2000, the Company acquired the net assets of Software Connections, Inc., d/b/a ALE Systems ("ALE"), consisting of assets valued at $1,836,632 and liabilities valued at $4,102,233. Initial consideration for this purchase consisted of a cash payment of $750,000, an earn-out payable bearing no interest over 60 months valued between $625,000 and $2,500,000 depending on ALE's operating results during that period, and a note payable bearing no interest in the amount of $292,500, payable in monthly installments over 36 months. During 2001, the purchase price was revised downward by $966,555 as part of the litigation settlement. Under the terms of the settlement, the Company issued a no-interest bearing note payable in the amount of $535,000, due over 36 months, and 400,000 options for the Company's common stock. In addition, as a result of the settlement, certain liabilities were eliminated. The options contain no expiration date and are exercisable at $0.18 per share (the fair market value of the stock on the date of the settlement agreement).

The acquisition has been accounted for as a purchase and, accordingly, the operating results of ALE have been included in the consolidated financial statements of the Company since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $3,933,101 was initially set up as goodwill and was being amortized over five years. As of December 31, 2001, the Company has reduced the carrying amount of all unamortized goodwill related to this acquisition by recording a permanent impairment charge in the consolidated statement of operations (See Note 4).

On November 8, 2000, the Company signed a letter of intent to merge with Unicomp, Inc. ("Unicomp"), a Georgia corporation. On that same date, and two days thereafter, the Company entered into various agreements with Unicomp through which the Company acquired, Unibol, Ltd., a United Kingdom corporation (Unibol UK), and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S.") In the Stock Purchase Agreement, Amendment, and related documents, the Company agreed to pay cash of $1,000,000, an additional $500,000 due in four monthly installments commencing on the first of the month beginning with the second month after the Closing Date, and $1,500,000 of the Company's Common Stock due and valued on the six month anniversary of the Closing Date. On November 13, 2000, the Company paid the $1,000,000 in cash due under the agreements. Subsequent to the cash payment, a dispute arose between the Company and Unicomp about Unicomp's providing of financial information, the identity of the companies included under the acquisition documents, as well as the intent of certain provisions contained in the Amendment purporting to grant sole operational and voting control over the Unibol entities to the Chief Executive Officer of Unicomp for a six month period. As a result, the Company did not make any of the installment payments

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001

due under the purchase agreement, and merger discussions were terminated. The Company thereafter filed a lawsuit in California against Unicomp, several of its officers and directors, and a third party alleging fraudulent misrepresentation and various other charges in connection with the acquisition of Unibol, Ltd. and Unibol, Inc. Unicomp also filed a lawsuit in Georgia against the Company seeking to preserve Unicomp's interest in one of the Unibol companies, Unibol, Inc., as well as to uphold the original terms and conditions of the agreement and Amendment, although that lawsuit subsequently was dismissed by the Georgia court. Due to the uncertainty surrounding the realizability of the Companys $1,000,000 investment, a reserve was established at December 31, 2000 for $1,000,000.

The Company asserted its physical and operational control over Unibol UK on or about January 29, 2001, has included the results of Unibol UK's operations for the period Janury 29, 2001 through December 31, 2001 in the accompanying Consolidated Statement of Operations. In addition, the Company reversed the valuation reserve it established as of December 31, 2000 against its $1,000,000 cash investment in Unibol. This reversal of the valuation reserve is presented as an extraordinary item in the Company's Consolidated Statement of Operations for the year ended December 31, 2001. The Company has not disclosed proforma information related to its acquisition of Unibol UK due to the lack of reliable information provided the Company by the former parent company of Unibol UK.

Subsequent to year end, all pending claims and court issues were settled (Note
6).

NOTE 4. NON-RECURRING IMPAIRMENT CHARGES

The Company recorded a non-recurring impairment charge in the amount of $3,389,925 related to all of the unamortized portion of goodwill remaining from the Company's acquisitions of ALE and Unibol as of December 31, 2001. In recording the impairment charge, the Company considered such factors as relevant cash flow and profitability information.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 is as follows:

        Computer equipment                                      $      327,158
        Office equipment                                               123,873
        Equipment held under capital leases                             33,431
                                                                --------------
                                                                       484,462
        Less accumulated depreciation and amortization                (230,203
                                                                --------------
                                                                $      254,259
                                                                ==============

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases
------

In February 2000, the Company entered into a non-cancelable operating lease agreement for its corporate facilities. The lease is for a term of five years with an option to extend the lease for an additional five years at the conclusion of the original lease term. In addition, in June of 2001, the Company entered into a non-cancelable operating lease for its operations in Belfast, Ireland and in August of 2001, the Company entered into a non-cancelable operating lease agreement for its operations in Richmond, VA. Both leases are for initial terms of five years, with options to extend. The Company also leases offices in Paris, France and Brussels, Belgium on a month to month basis.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


Future minimum payments under non-cancelable operating leases with initial terms of one year or more are as follows:

         2002                                                $       417,182
         2003                                                        428,004
         2004                                                        438,361
         2005                                                        246,043
         2006                                                         74,225
                                                             ---------------
                                                             $     1,603,815
                                                             ===============

Rent expense for the years ended December 31, 2001 and 2000 totaled $472,796 and $295,961, respectively.

Litigation
----------

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees (Note 13).

On December 4, 2000, an action was commenced in the United States District Court for the District of Nevada against the Company and two of its officers and directors, Bruce Acacio and Carol Conway DeWees by three shareholders of the Company who acquired their stock through a Private Placement Memorandum conducted by the Company. In December 2001, the federal district court for the District of Nevada dismissed the action after plaintiff's counsel withdrew and after plaintiffs failed, after notice from the court, to enegage new counsel.

Following the Company's August 7, 2000 announcement of its intent to restate its financials for the Restatement Period some of the subscribers began to assert, either directly or through counsel, that financial information contained in the Private Placement Memorandum was inaccurate. The Company engaged in communications with, and ultimately entered into a settlement agreement with some of the subscribers or their representatives. The collective settlement agreements provide for payment by the Company of $821,212 in cash, $530,517 in non-interest bearing promissory notes, and 1,453,472 warrants for the stock of the Company. The promissory notes call for a balloon payment within thirty-six
(36) months of the date of the notes. The settlement agreements also provide for the transfer of 930,667 shares of stock to the settling PPM subscribers from certain individuals and/or entities. On or about March 30, 2001, the Company delivered initial cash payments totaling $792,962, the promissory notes, the stock warrants, and the shares of stock to the settling Subscribers. Subscribers who participated in this settlement were precluded from participating in the Class Action Litigation settlement.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation ("Unibol U.S."). In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company (Note 13).

In January of 2001 a suit was filed against the Company in the United States District Court for the Western District of Pennsylvania by a former vendor of ALE. The suit alledged violations of the Copyright Act and claims for breach of contract. In November of 2001, the case was settled and dismissed. Under the terms of the settlement, the settlement amount $360,000 is being paid over a period of fifty-two months.

On or about April 12, 2001, a lawsuit was filed against the Company and its officers and directors in the Circuit Court of the City of Richmond, Virginia. The lawsuit, filed by the Chief Executive Officer of Software Connections (the

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


former parent company of ALE Systems ("ALE"), which was acquired by the Company in October, 2000) and his wife, the sole shareholder of Software Connections, alleges breach of contract, fraud, and tortuous interference against the Company and its officers and directors in connection with actions taken by the Company subsequent to its acquisition of ALE. The Company responded by filing a fraud action against Software Connection's previous sole shareholder, Gayle Goodrich and her husband, the former President of Software Connections C. Wesley Lucas in Superior Court in Orange County, California. Both suits were settled pursuant to the settlement agreement in October of 2001. Under the terms of the settlement, the initial purchase price was adjusted downward by $966,555 and is evidenced by a non-interest bearing note in the amount of $535,000 payable over 36 months. In addition, the Company granted 400,000 warrants with an exercise price of $0.18 and no expiration date.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operations or financial position.

NOTE 7. STOCKHOLDERS' (DEFICIT)

Preferred Stock

The Company's Board of Directors has the authority to issue shares of preferred stock, in one or more series, and containing certain rights and limitations, including dividend rights, voting rights, conversion privileges, redemption rights, and liquidation or sinking fund rights. No preferred stock has been issued or is outstanding at December 31, 2001 and the Company has no present plans to issue any shares of preferred stock.

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

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


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

During the year ended December 31, 2001, the Company issued 8,000 shares of its common stock that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 valued at $.25 per share in exchange for services valued at $2,000, the fair market value of the shares on the date the Company agreed to issue the shares.

During the period January 19, 2001 thru February 15, 2001, the Company repurchased 20,000 shares of its common stock on the open market at prices ranging from $.625 - .75. The shares were recorded using the cost method and are reflected as treasury stock in the accompanying financial statements.

During the year ended December 31, 2001, the Company issued 1,092,054 shares to two officers in lieu of cash compensation earned by the officers. The shares were valued at $186,332, the value of the stock at the dates the issuances were authorized by the Company.

Stock Purchase Warrants

Pursuant to the January 2001 settlement agreement, the Company issued 1,453,472 warrants for the Companys stock. The warrants have an exercise price of $2.00 and a term of two years.

On September 24, 2001, the Company issued 200,000 warrants to a non-employee in exchange for services rendered. The warrants contain an exercise price of $0.35 and have a five year term.

On October 31, 2001, pursuant to the settlement agreement reach with the former shareholder of Software Connections, Inc., the Company issued 400,000 warrants withan exercise price of $0.18. The options have no expiration date.

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

NOTE 8. EMPLOYEE STOCK OPTION PLAN

The Company has elected to follow ABP Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On December 4, 2000, the Board of Directors of the Company approved by action taken without a meeting by written consent, subject to the approval of the shareholders, an option plan (the "Plan") creating 3,000,000 shares of Common Stock underlying options that may be granted under the Plan. The Plan was approved by the holders of a majority of the outstanding Common Stock of the Company on December 4, 2000. As of December 31, 2001, the Company had issued 1,918,000 shares under the Plan, with 1,082,000 shares remaining for future grant under the Plan.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


The following is a summary of changes in options outstanding for the year ended December 31, 2001:

                                                                Weighted-average
                                                     Options      exercise price
                                                   -------------  --------------

    Outstanding - beginning of year                   3,328,500    $       0.60
    Granted                                             900,000            0.24
    Exercised                                                 -               -
    Forfeited                                        (2,310,500)          (0.68)
                                                 -------------     ------------
    Outstanding - end of year                         1,918,000            0.57
                                                  =============    ============

    Exercisable at end of year                              -      $          -
                                                  =============    ============

    Weighted-average fair value of
   options granted during the year                $        0.24
                                                  =============

The following table summarizes information about stock options outstanding at December 31, 2001:



                                           Outstanding                                Exercisable
                   --------------------------------------------------------------------------------------------
                                      Weighted average       Weighted                             Weighted
     Range of           Number           remaining           average            Number            average
  exercise prices     outstanding     contractual life    exercise price      exercisable      exercise price
 --------------------------------------------------------------------------------------------------------------
  $0.18 - $0.35       2,409,000            3.87            $     0.27           600,000          $      0.32
  $0.36 - $1.25         105,000            3.73                  0.54                 -                    -
  $1.26 - $13.56          4,000            3.21                 13.56                 -                    -

The weighted average remaining contractual life of all stock options outstanding at December 31, 2001 was 3.86 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk free interest rate of 2%; dividend yield of 0%; volatility factor of the expected market price of the Company's Common Stock of 167%; and a weighted-average life of the option of 5.0 years.

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

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


For purposes of pro forma disclosures, the estimated fair value of the options is charged to expense in the year(s) that the options were issued. The Company's pro forma information follows:

                                                           December 31,
                                                     2001             2000
                                               ---------------   -------------

  Pro forma net loss                           $     4,475,733   $   9,262,481
                                               ===============   -------------

  Pro forma loss per share
    - basic and fully diluted                  $          0.35   $        0.83
                                               ===============   =============

NOTE 9. INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                    2001             2000
                                                -------------    ------------

         U.S federal statutory rate               (34.0%)           (34.0%)
         R&D credit                                   0%              8.5%
         Valuation reserve                         34.0%             25.5%
                                               --------------    ------------
         Total                                        --%               --%
                                               ==============    ============

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $7,000,000 for tax purposes, which will be available to offset future taxable income. If not used, the carryforward will expire through the year 2021. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. The deferred tax asset relating to the operating loss carryforward of approximately $2,380,000 at December 31, 2001 has been fully reserved. The change in the deferred tax asset valuation allowance was $114,000.

NOTE 10. RELATED PARTY TRANSACTIONS

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

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


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


NOTE 11. EMPLOYEE BENEFIT PLAN

Effective January 12, 1999, the Company assumed the CSPI Savings and Investment Plan (the "Plan") in conjunction with the Company's acquisition of CSPI covering substantially all of the Company's employees. Employees may contribute up to 15% of their total compensation to the Plan. The Plan includes a discretionary matching component whereby the Company could match up to 25% of the first $4,000 contributed by each participant to the Plan. 401(k) expenses for the Plan, including administrative costs, were not considered significant for the years ended December 31, 2001 and 2000.

Effective October 20, 2000, the Company assumed the Software Connections Inc. 401(k) Plan (the " SCI Plan") in conjunction with the Company's acquisition of ALE. During the year ended December 31, 2001, the Company merged the SCI Plan into the CSPI Savings and Investment Plan.

NOTE 12. LONG TERM DEBT

Long-term debt at December 31, 2001 consists of the following:


         Non-interest bearing note payable
         related to shareholder settlement agreement .........   $      530,517
         Non-interest bearing note payable relating to the
         acquisition of ALE ..................................          512,710
         Non-interest bearing note payable to
         vendor related to debt acquired
         with acquisition of ALE..............................          342,000

         Note payable to shareholders at prime
         plus 2%, payable over 36 months, collateralized
         by Company assets ...................................          288,064
         Non-interest bearing note payable to
         vendor in connection with acquisition
         of Unibol............................................          238,000
         Capital lease obligations                                       37,715
         Non-interest bearing notes payable to officer........           81,012
                                                                 ---------------
                                                                      2,030,018
         Less unamortized discount of 10% on notes payable....         (276,752)
                                                                 ---------------
                                                                      1,753,266
         Less current maturities                                       (550,015)
                                                                 ---------------
                                                                 $    1,203,251
                                                                 ==============

Maturities of long-term debt at December 31, 2001 are as follows:


         2002 ...............................................    $      550,015
         2003 ...............................................           472,663
         2004 ...............................................           917,340
         2005 ...............................................            84,000
         2006 ...............................................             6,000
                                                                 --------------
                                                                 $    2,030,018
                                                                 ==============

During the year ended December 31, 2001, the Company amortized $60,668 of the discount on long-term notes payable. In addition, the Company paid interest to related parties in the amount of $ 24,404 during the year ended December 31, 2001.

NOTE 13. SUBSEQUENT EVENTS

Unicomp Settlement Agreement
----------------------------

On January 11, 2002, the Company and Unicomp agreed to binding mediation, which resolved all pending claims and litigation between the parties. Pursuant to the terms of the mediated settlement, no monetary consideration was exchanged. The settlement recognizes the Company as the sole owners of the intellectual property that was the subject of the litigation, and pursuant to the settlement, Unicomp, Inc. was granted nonexclusive rights to sublicense the intellectual property in the Western Hemisphere.

                         California Software Corporation
                   Notes to Consolidated Financial Statements
                                December 31, 2001


Shareholder Class Action Settlement
-----------------------------------

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The consolidated suit has been settled . Under the terms of the settlement, the Company will issue 2,000,000 shares of California Software common stock to the Open Market Purchasers; (2) issue 650,000 shares to the Subscribers; (3) issue 1.8 million warrants to the Open Market Purchasers; (4) issue 650,000 warrants to the Subscribers; and (5) pay the costs of administration, not to exceed $12,000. On March 11, 2002, the court granted final approval of the settlement, and the case will be dismissed upon full performance by the parties of their respective obligations under the terms of the settlement.

NOTE 14. SEGMENT INFORMATION

The Company operates primarily in the United States and Northern Ireland. Revenues for the year ended December 31, 2001 were approximately $4,378,827 and $1,360,676 from operations in the United States and Northern Ireland, respectively. During the year ended December 31, 2000, the Company only generated revenues from the United States. Long-lived assets as of December 31, 2001 were approximately $186,504 and $67,755 for operations in the United States and Northern Ireland, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the first quarter of 2000, the Company was seeking to list its Common Stock on the American Stock Exchange ("AMEX") and, during the listing process, was notified that the Company would need to submit reaudited financial statements for the year ended December 31, 1999 from another independent accountant because the Company was unable to provide evidence that its independent accountant met the peer review standards mandated by the American Institute of Certified Public Accountants ("AICPA"). On May 2, 2000, the Company's Board of Directors approved a resolution engaging a new certifying independent accountant, Squar, Milner, Reehl & Williamson, LLP ("Squar"), who was initially engaged to perform a SAS 71 review of the Company's financial statements for the three months ended March 31, 2000. After appointing Squar, AMEX notified the Company that it would accept audited financial statements for the three month period ended March 31, 2000 in lieu of having the year ended December 31, 1999 reaudited by Squar. Squar subsequently notified the Company that it would not be able to perform this audit within the timeframe requested by the Company. On July 24, 2000, the Company engaged a new certifying independent accountant, Stark, Winter Schenkein & Co. LLP in order to complete the audit within the Company's timeframe.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names and positions of the Company's directors, executive officers, and significant employees are as follows:

Name                   Age     Position
--------------------------------------------------------------------------------
R. Bruce Acacio         40     Chief Executive Officer and Chairman of the Board
Carol Conway DeWees     58     President, Secretary, and Director
Kevin J. Gadawski       34     Chief Financial Officer

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

Mr. Gadawski is the Company's Chief Financial Officer and has held such position since January 4, 2002. Mr. Gadawski joined the Company in May of 2001 as its Vice President of Finance. Prior to his employment with the Company, Mr. Gadawski was the Chief Financial Officer of E-net Financial.com Corporation, a leader in mortgage brokering and real estate transactions. Prior to that, Mr. Gadawski held various management positions with Huffy Corporation in Miamisburg, Ohio. In addition, Mr. Gadawski formerly worked in the audit group of KMPG Peat Marwick LLP, in its Cincinnati, Ohio office, where he performed audit and advisory services for a diverse client base.

Ms. Dewees entered into a cease and desist order with the SEC in January 2002. That cease and desist order provides that she will not commit or cause any future violation of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 promulgated thereunder. Mr. Acacio entered into a stipulated injunction with the SEC in January 2002, which enjoins him from engaging in any acts or practices that constitute violations of Sections 17(a)(2) and (3) of the Securities Act and Rules 132b2-1 and 13b2-2 of the Exchange Act, from aiding or abetting violations of Sections 13(a) and 13(b)(2) of the Exchange Act and Rules 12b-11, 12b-20, 13a-1, and 13a-13 thereunder, and compels Mr. Acacio to pay a civil penalty pursuant to Section 21(d)(3) of the Exchange Act.


SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table discloses compensation paid by the Company during the fiscal year ended December 31, 2001 to (i) the Company's Chief Executive Officer, and
(ii) two individuals who were the only officers, other than the Chief Executive Officer, who were serving as an officer at the end of 2001 (the "Named Executive Officers").



SUMMARY COMPENSATION TABLE

                                                   ANNUAL CASH               LONG TERM
                                                  COMPENSATION             COMPENSATION
                                            ------------------------------------------------
                                                                             SECURITIES              ALL OTHER
         NAME AND PRINICPAL                     SALARY        BONUS           UNDERLYING            COMPENSATION
              POSITION                YEAR      ($)(1)       ($) (2)       OPTIONS/SARs (#)              ($)
-----------------------------------------------------------------------------------------------------------------

  R. Bruce Acacio
  Chairman of the Board and Chief
  Executive Officer                   2001  $   254,125   $   58,532           300,000              $       -
                                                                                                    $   1,000(3)
                                      2000      225,000       52,288           300,000

  Carol Conway DeWees
  President and Secretary             2001  $   207,500   $   58,532           250,000              $       -
                                                                                                    $   1,000(3)
                                      2000      180,000       52,288           250,000

  Kevin J. Gadawski
  Chief Financial Officer (4)         2001  $    85,086   $        -           225,000              $       -

                                      2000            -            -                 -              $       -

(1) During the year ended December 31, 2001, Mr. Acacio was paid $37,500 in the form of restricted common stock in lieu of cash for compensation earned. Ms. Dewees was paid $33,750 in the form of restricted common stock in lieu of cash compensation earned.

(2) For the year ended December 31, 2001, all amounts earned as bonus were paid in the form of restricted common stock in lieu of cash compensation.

(3) These payments consist of amounts funded by the Company's 401(k) plan for the years ended December 31, 2000.

(4)      Mr. Gadawski joined the Company in May  2001.

OPTION/SAR GRANTS TABLE

Stock Option Grants. During the year ended December 31, 2001, stock options were awarded to the Company's Chief Executive Officer and the other Named Executive Officers in the amounts and with the terms indicated in the following table:



                            NUMBER OF            % OF TOTAL
                            SECURITIES          OPTIONS/SARs
                            UNDERLYING           GRANTED TO         EXERCISE OR
                           OPTIONS/SARs     EMPLOYEES IN FISCAL      BASE PRICE
             NAME          GRANTED (#)              YEAR             ($/SH) (1)   EXPIRATION DATE
 ---------------------------------------------------------------------------------------------------

  R. Bruce Acacio             300,000              33.3%              $   0.24        12/13/06

  Carol Conway DeWees         250,000              27.8%              $   0.24        12/13/06

  Kevin J. Gadawski           200,000              22.2%              $   0.25         4/30/06
                               25,000               2.7%              $   0.18         9/20/06

(1)  All options were granted at the fair market value at the date of grant.


OPTION EXERCISES / FISCAL YEAR-END VALUE

During Fiscal 2001, none of the Named Executive Officers, including the Chief
Executive Officer, exercised any stock options or SARs. The following table includes the number of shares of Common Stock covered by both exercisable and unexercisable stock options as of December 31, 2001 for the Named Executive
Officers who hold options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                               VALUE OF UNEXERCISED IN-THE-MONEY
                                   NUMBER OF SECURITIES UNDERLYING                        OPTIONS/SARs
             NAME              UNEXERCISED OPTIONS/SARs AT FY END (#)                    AT FY END ($)
-----------------------------------------------------------------------------------------------------------------
                                 EXERCISABLE      UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
                             --------------------------------------------------------------- --------------------

 R. Bruce Acacio                      -               600,000            $           -        $            -

 Carol Conway DeWees                  -               500,000            $           -        $            -

 Kevin J. Gadawski                    -               225,000            $           -        $            -


APPROVAL OF THE 2000 STOCK OPTION PLAN

On December 4, 2000 the Board of Directors of the Company approved by action taken without a meeting by written consent, subject to the approval of the shareholders, the Option Plan creating 3,000,000 shares of Common Stock underlying options that may be granted under the Option Plan. The Option Plan was approved by the holders of a majority of the outstanding Common Stock of the Company on December 4, 2000. The Board of Directors believes that the establishment of the Option Plan is in the best interests of the Company because it permits the Company to attract and retain employees by providing them with appropriate equity incentives. As of December 31, 2001, approximately 38 persons were eligible to participate in the Option Plan, and the Company had issued 1,918,000 shares under the Option Plan, with 1,082,000 shares remaining for future grant.

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

As of December 31, 2001, the aggregate fair market value of shares of Common Stock subject to outstanding options under the Option Plan was $421,960, based upon the closing sale price of such stock on the OTCBB on such date.

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

EMPLOYMENT AGREEMENTS

On December 13, 1999, the Company entered into an employment agreement with Bruce Acacio, its Chief Executive Officer. The agreement is for a three year term beginning January 1, 2000, with the total consideration to be paid summarized as follows:

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

Both agreements provide that, upon termination of the employee as a result of unlawful or dishonest acts by the employee, conviction of the employee of a felony offense, or a breach of any term of the employment agreement by the employee, the Company shall pay the employee the full amount of compensation accrued as of the date of termination. In addition, both agreements provide for the immediate payment of all compensation due under the agreement for the remainder of the term of the agreement upon the termination of employment due to a default or breach of any term of the agreement by the Company. Finally, both agreements contain non-competition provisions as well as provisions under which both officers will continue to serve the Company in the same capacity in the event of a change of control. Throughout the contract period, both Mr. Acacio and Ms. Dewees have voluntarily elected to indefinitely forego the salary increases contained in their respective employment contracts.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group.

                                  COMMON STOCK
                                  ------------

       Name and Address             Amount and Nature of           Percent of
    of Beneficial Owner (1)         Beneficial Ownership        Common Stock (2)
   ------------------------         ---------------------     -----------------

R. Bruce Acacio                           3,758,985                 26.52%

Carol Conway DeWees                       3,550,345                 25.04%

Kevin J Gadawski                                  -                     -

All executive officers and
 directors as a group (3 members)         7,309,330                 51.56%

Footnotes to Beneficial Owners:

(1) The address of each beneficial owner is c/o California Software Corporation, 2485 McCabe Way, Irvine, CA 92614.

(2) The number of shares outstanding used in this calculation was the number of shares of Common Stock actually outstanding on March 31, 2002.

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

Certain of these related party notes are collateralized by the Company's assets.

At various times during 2001, the Company received loans and other consideration from an officer in the amount of $111,012 which consisted of $60,000 cash and the officer settling a note payable owed by the Company. As of December 31, 2001, $81,012 of these loans remain unpaid.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.


(b)  Reports on Form 8-K:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CALIFORNIA SOFTWARE CORPORATION

Date: April 12, 2002

                          By:  /s/  R. Bruce Acacio
                               -------------------------------------------------
                              R. Bruce Acacio
                              Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/  R. Bruce Acacio
    ------------------------------------------
R. Bruce Acacio
Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)
April 12, 2002

By: /s/  Carol Conway DeWees
----------------------------------------------
Carol Conway DeWees
President, Secretary and Director
April 12, 2002

By: /s/  Kevin J. Gadawski
----------------------------------------------
Kevin J. Gadawski
Chief Financial Officer, (Principal Financial
Officer and Principal Accounting Officer)
April 12, 2002

                                INDEX TO EXHIBITS

  Exhibit
  Number        Name and/or Identification of Exhibit
  ------        -------------------------------------

  10.1 Standard Multi-Tenant Office Lease between the Company and Highwoods Properties dated June 12, 2001.

  10.2 Standard Multi-Tenant Office Lease dated June 29, 2001 between the Company and Parfa Limited.