Form 10QSB
period 2002-03-31
CALIFORNIA SOFTWARE CORP
filed 2002-05-07
CIK 1077913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (949) 553-8900
                           (Issuer's telephone number)


          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,824,863 shares of Common Stock as of May 07, 2002.


                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT


Yes [ ] No [X]

                         California Software Corporation


                                Quarterly Report
                           Period Ended March 31, 2002

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet (Unaudited)                                1

         Consolidated Statements of Operations and Comprehensive Loss
         (Unaudited)                                                           2

         Consolidated Statements of Cash Flows (Unaudited)                     3

         Notes to Consolidated Financial Statements (Unaudited)                4

Item 2.  Management's Discussion and Analysis                                  4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements


                         California Software Corporation
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                  March 31, 2002
                                                                  --------------
ASSETS

Current assets:
     Cash and cash equivalents                                     $     64,769
     Accounts receivable, net of allowance
        for doubtful accounts of $293,752                               696,241
     Prepaids and other current assets                                   55,709
                                                                   ------------

         Total current assets                                           816,719

Property and equipment, net                                             231,633
Other assets                                                             25,215
                                                                   ------------

TOTAL ASSETS                                                       $  1,073,567
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                         $    864,189
     Accrued payroll and related taxes                                  528,781
     Accrued Expenses                                                   258,812
     Current portion long-term debt                                     444,550
     Deferred revenue                                                   490,569
                                                                   ------------

         Total current liabilities                                    2,586,901

Long-term liabilities, including amounts due related
        party of $63,595, net of unamortized discount
        on notes payable of $238,753                                  1,265,049
                                                                   ------------

Total liabilities                                                     3,851,950

Stockholders' Deficit
Preferred stock, $0.001 par value; 5,000,000 shares
        authorized; no shares issued and outstanding                       --
Common stock, $0.001 par value; 20,000,000 shares
        authorized; 16,824,863 shares issued and outstanding             16,825
Treasury stock, 20,000 shares                                           (14,595)
Additional paid-in capital                                           10,394,791
Foreign currency translation adjustments                                (50,432)
Accumulated deficit                                                 (13,124,972)
                                                                   ------------

Total stockholders' deficit                                          (2,778,383)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $  1,073,567
                                                                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                         California Software Corporation
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (unaudited)


                                                          Three months ended
                                                                March 31,
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
Revenues:
     Software sales                                   $    244,296    $    706,200
     Maintenance and other revenue                         797,413         544,296
                                                      ------------    ------------
         Total revenues                                  1,041,709       1,250,496

Costs and expenses:
Research and development                                   263,166         422,422
Selling, general, and administrative                     1,849,443       1,582,261
Depreciation and amortization                               31,920         327,078
                                                      ------------    ------------
         Total costs and expenses                        2,144,529       2,331,761
                                                      ------------    ------------

Loss from operations                                    (1,102,820)     (1,081,265)

Other expense, net                                         (15,919)         (1,822)
Foreign currency exchange loss                              (1,244)         (3,159)
                                                      ------------    ------------

Loss before provision for income taxes and
        extraordinary item                              (1,119,983)     (1,086,246)

Provision for income taxes                                    --              --
                                                      ------------    ------------

Loss before extraordinary item                          (1,119,983)     (1,086,246)

Extraordinary item - gain on recovery of investment           --         1,000,000
                                                      ------------    ------------

Net loss                                              $ (1,119,983)   $    (86,246)

Other comprehensive loss:
     Foreign currency translation                          (23,365)        (26,813)
                                                      ------------    ------------

Comprehensive loss                                    $ (1,143,348   $   (113,059)
                                                      ============    ============

Loss per common share, basic and fully diluted:
     Loss before extraordinary item                   $        .01    $      (0.09)
     Extraordinary item                                       --              0.08
                                                      ------------    ------------
     Net loss                                         $        .01    $      (0.01)
                                                      ============    ============

Weighted-average shares outstanding                     14,312,637      12,436,697
                                                      ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                             California Software Corporation
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                               Three months ended March 31,
                                                               ---------------------------
                                                                   2001           2000
                                                               -----------    -----------



CASH FLOWS FROM OPERATING ACTIVITIES                              (174,650)    (1,309,585)


CASH FLOWS FROM INVESTING ACTIVITIES                                (3,011)      (101,883)


CASH FLOWS FROM FINANCING ACTIVITIES                               (43,667)      (407,183)


Effect of exchange rate changes on cash and cash equivalents       (23,365)       (26,813)
                                                               -----------    -----------


Net change in cash and cash equivalents                           (244,693)    (1,845,464)


                                                               -----------    -----------
Cash at beginning of period                                        309,462      2,434,579
                                                               -----------    -----------


                                                               ===========    ===========
Cash at end of period                                          $    64,769    $   589,115
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES

                                                               ===========    ===========
Forgiveness of note receivable                                 $      --      $    71,311
                                                               ===========    ===========
Cash paid for interest                                         $      --      $      --
                                                               ===========    ===========


                   The accompanying notes are an integral part of the
                           consolidated financial statements.

                                           3

                         California Software Corporation
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2001


1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by California Software Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the full fiscal year.

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


2. STOCK TRANSACTIONS

On January 7, 2002, the Company issued 30,000 restricted shares to a consultant for services rendered. Also on January 7, 2002, the Company issued 850 restricted shares to employees as incentives. The shares were valued at $8,946.

On March 28, 2002, the Company issued 454,188 restricted shares to two of its officers in lieu of cash compensation earned but not paid during the fourth quarter of 2001. Also on March 28, 2002, the Company issued 10,000 restricted shares to a vendor as part of a settlement agreement. The shares were valued at $74,270.

The Company issued 2,650,000 shares of common stock and 3,800,000 stock purchase warrants related to a settlement agreement with shareholders. The total value of common stock and stock purchase warrants was $942,550.

All shares of common stock were valued at their fair market value on the date the Company agreed to issue the shares.


FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the SEC, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and the Quarterly Reports on Form 10-QSB filed by the Company in fiscal 2001.

GENERAL

California Software Corporation, hereinafter referred to as the "Company" or "CSC", was incorporated in the State of Nevada on October 28, 1998 and markets several families of software products that are targeted to users of the International Business Machines ("IBM*") iSeries, formerly known as the AS/400* and mainframe computers. These products include software marketed under the brand names BABY, Unibol, MLPS, DLCS, ALPS and CLPS. (*A trademark of International Business Machines.)

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Software Sales. Software sales consist of sales of the Company's BABY, Unibol, MLPS, DLCS, ALPS and CLPS software products. Software sales for the three months ended March 31, 2002 and 2001 were $244,296 and $706,200, respectively, a 65.4%
decrease. The decrease in software sales during the three months ended March 31, 2002 was primarily due to the fact that the Company closed fewer large software deals in the first quarter of 2002 compared to the deals closed in the first quarter of 2001 at one of the Company's subsidiaries. As the products sold by this subsidiary typically operate on a longer sales cycle compared to the Company's other products, the closing of certain sales can shift between quarters.

Maintenance and Other Revenue. Maintenance and other revenue consists of annual maintenance contracts sold to the Company's customers for technical support on its products, business partner agreements which entitle the Company's customers to unlimited annual technical support as well as increased discounts on software purchases, shipping revenue billed to customers, and other miscellaneous revenue. Revenue from annual maintenance contracts and business partner agreements are deferred and recognized over the term of the related contract or agreement. Maintenance and other revenue for the three months ended March 31, 2002 and 2001 was $797,413 and $544,296, respectively, a 46.5% increase primarily due to the Company's acquisition of the ALE and Unibol customer base and accompanying maintenance revenue stream. It is anticipated that revenue from these sources will continue to increase over the next twelve months as the Company continues to expand its customer base.

Research and Development Costs. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Since the Company does not incur any costs between the completion of the working model and the point at which the product is ready for general release, all research and development costs are charged to expense as incurred. For the three months ended March 31, 2002 and 2001, the Company incurred research and development costs of $263,166 and $422,422, respectively, a 37.7% decrease that was primarily the result of the Company's continuing cost containment efforts. As a percentage of revenue, research and development costs for the three months ended March 31, 2002 and 2001 were 26.1% and 33.8%, respectively. The Company believes that research and development expenditures are essential to maintaining a competitive position due to rapid changes in technology and customer demands and expects that these costs will be maintained at or near current levels in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses include sales and marketing expenses, employee compensation, corporate overhead, legal and accounting expenses, stock compensation, and bad debt expenses. For the three months ended March 31, 2002 and 2001, selling, general and administrative expenses were $1,849,443 and $1,582,261, respectively. The increase from 2002 to 2001 was 17%.

Depreciation and Amortization. Depreciation and amortization consists of recurring depreciation charges recorded against the Company's property and equipment. Depreciation and amortization for the three months ended March 31, 2002 and 2001 was $31,920 and $327,078, respectively, a 90.2% decrease. This decrease is primarily due to the fact that the Company no longer records goodwill amortization. The Company recorded an impairment charge during the fiscal year ended December 31, 2001 that reduced the carrying amount of goodwill to zero.

Other Expense, Net. Net other expense primarily consists of interest expense on the Company's debt balances, partially offset by interest income received from investments of the Company's excess cash balances. Net other expense for the three months ended March 31, 2002 was $15,919 as compared to net other expense of $1,822 for the three months ended March 31, 2001, a 774% increase.

Income Taxes. As a result of incurring losses from operations, the Company did not record any income tax provision or benefit for the three months ended March 31, 2002 and 2001.

Extraordinary Item. As a result of the Company's successfully obtaining voting and operational control over Unibol on January 29, 2001, as well as later reaching a settlement agreement with Unicomp relating to the acquisition, the Company reversed the $1,000,000 reserve that it had booked against its investment in Unibol at December 31, 2000. There were no extraordinary items for the three months ended March 31, 2002.

Net Loss. For the three months ended March 31, 2002, the Company recorded a net loss of $1,119,983 or $0.08 per common share as compared to a net loss of $86,246 or $0.01 per common share for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have resulted in net losses of $1,119,983 and $86,246 for the three months ended March 31, 2002 and 2001, respectively. Since the Company's inception in October 1998, the Company has financed its operations primarily through the sale of its Common Stock.

Net cash used in operations for the three months ended March 31, 2002 was $174,650, while net cash used in operations for the three months ended March 31, 2001 was $1,309,585. The negative cash flows generated from operations for the three months ended March 31, 2002 and 2001 were primarily due to operating losses incurred during the respective periods (excluding the $1,000,000 extraordinary gain recorded for the three months ended March 31, 2001).

Net cash used in investing activities for the three months ended March 31, 2002 and 2001 was $3,011 and $101,883, due to the purchase of property and equipment for 2002 and the Company's acquisition of Unibol Ltd. on January 29, 2001 for 2001.

Net cash used in financing activities for the three months ended March 31, 2002 was $43,667, due entirely to repayments on the Company's long-term obligations. Net cash used in financing activities for the three months ended March 31, 2001 was $407,183 due primarily to proceeds of $792,962 paid to certain of the Company's shareholders pursuant to a settlement agreement, offset by proceeds received from long-term borrowings of $450,000.

At March 31, 2002, cash and cash equivalents totaled $64,769. In addition, at March 31, 2002, the Company had an accumulated deficit of $13,124,972.

Management plans to increase revenues by expanding its customer base, enhancing existing products, and developing new and upgraded products. The Company may be required to raise additional funds to meet the Company's working capital and capital expenditure needs. In order to obtain this capital, the Company may seek to sell additional equity securities, obtain a line of credit or seek other ways to fund its operations in the event it requires additional working capital to operate its business. If the Company decides to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be significantly diluted. Also, any new securities could have rights, preferences and privileges senior to that of the Company's Common Stock. In early 2001, the Company implemented a new operating plan designed to accelerate the Company's ability to achieve positive operating cash flow. As part of the new operating plan, the Company reduced the size of its workforce and made further expense reductions in the areas of technical support, product development and general and administrative expenses. To successfully execute this plan, the Company must adhere to its expense reductions and work to achieve the revenue targets incorporated as underlying assumptions to its operating plan. If the Company is unable to manage its operating expenses and increase revenues, the Company may be unable to achieve and maintain positive operating cash flow. The Company's ability to achieve its annual and quarterly revenue goals could also be negatively impacted by the softening consumer demand for technology products, as well as the weakening general economic conditions and decreasing consumer confidence.


RISK FACTORS

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information that involves risks and uncertainties. In particular, statements contained in this Report on Form 10-QSB that are not historical facts (including, but not limited to statements contained in "Item 6 - Management's Discussion and Analysis or Plan of Operations" of this Report on Form 10-QSB relating to liquidity and capital resources) may constitute forward-looking statements and are made under the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed below and within this Quarterly Report on Form 10-QSB, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. The following discussion of the Company's risk factors should be read in conjunction with the financial statements contained herein and related notes thereto. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

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

The Company's operating plan reflects management's expectations as of the date of this quarterly report, and is based on currently available information as well as significant assumptions made by management regarding various revenue and operating expense items. The Company cannot guarantee that the assumptions that it relied upon in developing its operating plan will be accurate, or that future events or results will conform to the Company's expectations or assumptions. The Company's independent accountants have issued a "going concern" qualification to their audit opinion for the year ended December 31, 2001 that calls into question the Company's ability to continue operations through December 31, 2002.

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

The Company has not achieved profitability since its inception, and it incurred net operating losses of $177,433 and $86,246 for the three months ended March 31, 2002 and 2001, respectively, and may continue to incur losses for the foreseeable future. Although the Company recently initiated a restructuring of its business designed, in part, to significantly reduce costs in a number of areas, the Company has not yet obtained profitability. The Company's ability to become profitable and continue its operations depends on its ability to generate and sustain higher revenue levels, and maintain reasonable operating expense levels consistent with the assumptions underlying the Company's new operating plan. If the Company is unable to increase its revenues or manage and reduce its operating expenses and costs compared to the year ended December 31, 2001, it may be unable to achieve positive operating cash flow. If the Company does not achieve positive operating cash flow in a timely manner that is consistent with its operating plan, the Company could fail.

Exposure to Damages as a Result of Litigation. On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The consolidated suit has been settled, the court approved the settlement on March 11, 2002, and the case will be dismissed upon full performance by the parties of their respective obligations under the terms of the settlement.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation. In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. On January 11, 2002, both parties agreed to binding mediation which included release of all claims against the other party. Pursuant to the terms of the mediated settlement, no monetary consideration was exchanged. The settlement recognizes the Company as the sole owners of the intellectual property that was the subject of the litigation, and pursuant to the settlement, Unicomp, Inc. was granted nonexclusive rights to sublicense the intellectual property in the Western Hemisphere.

Dependence on Principal Products. The Company is wholly dependent on its BABY, Unibol, MLPS, DLCS, ALCS and CLPS software products for its product sales. As a result, any factor adversely affecting sales of any of these products could have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful introduction of enhanced versions of these products and development of new versions of these and other products and subsequent acceptance of such new and enhanced products. There can be no assurance that the Company's new and enhanced products will achieve significant market acceptance or will generate significant revenue. In addition, competitive pressures or other factors may result in significant price erosion that could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential for Software Defects. Software products as complex as the BABY, Unibol, MLPS, DLPS, ALPS and CLPS products offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Despite testing by the Company and by current and potential customers, any of the Company's products may contain errors after their commercial shipment. Such errors may cause loss of or delay in market acceptance of the Company's products, damage to the Company's reputation, and increased service and warranty costs. The possibility of the Company being unable to correct such errors in a timely manner could have a material adverse effect on the Company's results of operations and its cash flows. In addition, technical problems with the current release of the platforms on which the Company's products operate could impact sales of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On August 17, 2000, a shareholder class action was commenced in the United States District Court for the Central District of California against the Company as well as two of its officers and directors, Bruce Acacio and Carol Conway DeWees. The class action was brought on behalf of purchasers of the stock of the Company during the period February 9, 2000 through August 6, 2000. In October 2000, the shareholder class action was consolidated with three other nearly identical lawsuits filed in the same court against the Company, Mr. Acacio, and Ms. DeWees. The consolidated suit has been settled. The stipulation of settlement provides for a release of all claims in exchange for (1) the issuance of 2,000,000 shares of California Software common stock to the Open Market Purchasers; (2) the issuance of 650,000 shares to the subscribers; (3) the issuance of 2.8 million warrants to the Open Market Purchasers; (4) the issuance of 650,000 warrants to the subscribers; and (5) payment of the costs of administration, not to exceed $12,000. The court approved the settlement on, March 11, 2002, and the case will be dismissed upon full performance by the parties of their respective obligations under the terms of the settlement.

Following the Company's August 7, 2000 announcement of its intent to restate its financials for the Restatement Period some of the subscribers to its recently completed private placement began to assert, either directly or through counsel, that financial information contained in the Private Placement Memorandum ("PPM") was inaccurate. The Company engaged in communications with, and ultimately entered into a settlement agreement with some of the subscribers or their representatives. The collective settlement agreements provide for payment by the Company of $821,211.68 in cash, $530,517.28 in non-interest bearing promissory notes, and 1,453,472 warrants for the stock of the Company. The promissory notes call for a balloon payment within thirty-six (36) months of the date of the notes. The settlement agreements also provide for the transfer of 930,667 shares of stock to the settling PPM subscribers from certain individuals and/or entities. On or about March 30, 2001, the Company delivered initial cash payments totaling $792,961.68, the promissory notes, the stock warrants, and the shares of stock to the settling Subscribers. Subscribers who participated in this settlement were precluded from participating in the Class Action Litigation settlement.

On December 5, 2000, the Company filed a lawsuit in Orange County, California against Unicomp, Inc., and others, claiming fraudulent misrepresentation and other causes of action. The complaint concerns the extent and scope of various agreements entered into between the Company, on the one hand, and Unicomp, Inc., and other related entities, on the other hand, through which the Company acquired Unibol, Ltd., a United Kingdom corporation, and through which the Company contends it also acquired Unibol, Inc., a Georgia corporation. In response to the above-described complaint, on or about January 3, 2001, the defendants filed an answer to complaint and a cross-complaint for declaratory relief, breach of contract, and interference with contract against the Company. Subsequent to December 31, 2001, the parties agreed to binding mediation, which resulted in a settlement that includes release of all claims between parties. Pursuant to the terms of the mediated settlement, no monetary consideration was exchanged. The settlement recognizes the Company as the sole owners of the intellectual property that was the subject of the litigation, and pursuant to the settlement, Unicomp, Inc. was granted nonexclusive rights to sublicense the intellectual property in the Western Hemisphere.

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

Item 2. Changes in Securities and Use of Proceeds

On January 7, 2002, the Company issued 30,000 restricted shares to a consultant for services rendered. Also on January 7, 2002, the Company issued 850 restricted shares to employees as incentives. The shares were valued at $8946.50. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended

On March 28, 2002, the Company issued 454,188 restricted shares to two of its officers in lieu of cash compensation earned but not paid during the fourth quarter of 2001. Also on March 28, 2002, the Company issued 10,000 restricted shares to a vendor as part of a settlement agreement. The shares were valued at $74,270.08. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended

On May 2, 2002, the Company issued 1,800,000 restricted shares valued at $463,750 and warrants valued at $478,800 and warrants as a settlement agreement with shareholders.

The Company has filed an amendment subsequent to March 31, 2002 to its Articles of Incorporation to increase the number of authorized shares from 20,000,000 to 40,000,000.


Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CALIFORNIA SOFTWARE CORPORATION





Date: May 6, 2002                      By:/s/ R. Bruce Acacio
-----------------                      ----------------------
                                       R. Bruce Acacio, Chief Executive Officer,
                                       Chief Accounting Officer





Date: May 6, 2002                      By: /s/ Carol Conway
-----------------                      --------------------
                                       Carol Conway
                                       President and Secretary